Form 10-Q
period 2022-12-31
Nextracker Inc.
filed 2023-03-09
CIK 1852131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Nextracker Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-5047383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6200 Paseo Padre Parkway, Fremont, California 94555
(Address, including zip code of registrant’s principal executive offices)
(510)
270-2500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	NXT	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Class A common stock outstanding as of March 1, 2023 was
45,869,190.

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements:

	Nextracker Inc.

	Unaudited Condensed Balance Sheet as of December 31, 2022	1

	Notes to the Unaudited Condensed Financial Statement	2

	Nextracker

	Unaudited Condensed Combined Balance Sheets as of December 31, 2022 and March 31, 2022	6

	Unaudited Condensed Combined Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended December 31, 2022 and 2021	7

	Unaudited Condensed Combined Statements of Parent Company Equity (Deficit) and Redeemable Preferred Units for the three-month and nine-month periods ended December 31, 2022 and 2021	8

	Unaudited Condensed Combined Statements of Cash Flows for the nine-month periods ended December 31, 2022 and 2021	9

	Notes to the Unaudited Condensed Combined Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		45

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed balance sheet

(In thousands, except share and per share amounts)	As of December 31, 2022
ASSETS

Cash and cash equivalents	$—

Total assets	$—
LIABILITIES AND STOCKHOLDER’S EQUITY
Total liabilities	$—

Stockholder’s equity:
Common stock, $0.01 par value per share, 100 shares authorized, 100 issued and outstanding	—
Additional paid-in capital	—
Total liabilities and stockholder’s equity	$—
The accompanying notes are an integral part of this condensed financial statement.

NEXTRACKER INC.
Notes to the unaudited condensed financial statement
1. Description of the Business and Summary of Significant Accounting Policies
Background and Nature of Operations
Nextracker Inc. (the “Company”) was formed as a Delaware corporation on December 19, 2022 (“date of incorporation”) as a
100
%-owned subsidiary of Yuma, Inc. (“Yuma”), a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries (“Flex”). The Company was formed for the purpose of completing an initial public offering (the “IPO”) and related transactions (the “Transactions”) in order to carry on the business of Nextracker LLC (formerly known as NEXTracker Inc.) (the “LLC”) and its subsidiaries, which is an entity comprised of the legacy solar tracker business of Flex that is a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world.
The Initial Public Offering
On February 8, 2023, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discount. See further discussion of the Transactions related to the IPO in Note 4.
Basis of Presentation
The accompanying condensed financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed financial statement is unaudited. The unaudited interim condensed financial statement has been prepared on the same basis as the December 19, 2022 audited financial statement and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2022. Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity from the date of incorporation to December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statement and the accompanying notes. Actual results may differ materially from our estimates.
2. Stockholder’s Equity
At the date of incorporation, the Company was authorized to issue 100 shares of common stock, par value $0.001 per share, and issued 100 shares of common stock to Yuma
.

3. Income Taxes
As of the date of incorporation and through December 31, 2022, we did not have any taxable income. The Company is subject to statutory tax requirements of the locations in which it conducts its business. State and local income taxes will be accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
4. Subsequent events
The Company evaluated subsequent events through March 8, 2023, the date the condensed financial statement was available to be issued.
Reverse Unit Split of the LLC
In January 2023, the Board of Managers and the members of the LLC approved a
1-for-2.1
 reverse unit split of the units of the LLC authorized and outstanding, which was effected on January 30, 2023. All unit and per unit data shown in the accompanying condensed financial statement and related notes has been retroactively revised to give effect to this reverse unit split for all periods presented.

The Transactions
The Company and the LLC completed the following organizational and other transactions in connection with the IPO (see Note 1):

•
Immediately prior to the
closing
of the IPO, the Company issued
128,794,522
 shares of its Class B common stock to Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), and TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of the private equity firm TPG (“TPG”), in exchange for cash consideration, which number of shares was equal to the number of common units of the LLC (the “LLC Common Units”) held directly or indirectly by Yuma, Yuma Sub and TPG Rise immediately following the Transactions and before giving effect to the IPO.

•
Immediately prior to the closing of the IPO, the LLC made a
cash
distribution in an aggregate amount of $
175.0
 million (the “Distribution”). With respect to such Distribution, $
21.7
 million was distributed to TPG Rise and $
153.3
 million to Yuma and Yuma Sub in accordance with their pro rata LLC units. The Distribution was financed, in part, with net proceeds from the $
150.0
 million term loan under the 2023 Credit Agreement, as further discussed below, together with cash on hand.

•
The Company used all of the net proceeds from the IPO ($
693.8
 million) as consideration for Yuma’s transfer to the Company of 30,590,000 LLC
Common Units
at a price per unit equal to $
22.68
, and, as a result, did not retain any of the net proceeds from the IPO.

•	In connection with Yuma’s transfer to the Company of 30,590,000 LLC Common Units , a corresponding number of shares of the Company’s Class B common stock held by Yuma was canceled.

•
In connection with the IPO, the LLC’s redeemable preferred units designated as “Series A Preferred Units” held by TPG Rise were automatically converted into

25,026,093
 LLC Common Units which are exchangeable, together with a corresponding number of shares of the Company’s Class B common stock, for shares of the Company’s Class A common stock (or cash). Notwithstanding the foregoing, as permitted under and in accordance with the limited liability company agreement of the LLC in effect prior to the IPO (the “Prior LLC Agreement”), on February 8, 2023, TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of the Company, with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free transaction. In connection with such blocker corporations’ mergers, the investors in each such blocker corporation received a number of shares of the Company’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of

15,279,190 shares of the Company’s Class A common stock.

•	In connection with the IPO, the Company repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.
On February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.
On February 13, 2023, the members of the LLC entered into the Third Amended and Restated Limited Liability Company Agreement of the LLC to, among other things, effect the Transactions described above and to appoint the Company as the managing member of the LLC. The Company beneficially owns

45,869,190

LLC Common Units after the closing of the IPO and the Transactions.

2023 Credit Agreement
On February 13, 2023, the Company and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amoun
t of $
150.0
 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $
500.0
 million (the “RCF”). The LLC borrowed the Term Loan, and used the proceeds to finance, in part, the Distribution.
The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028 and is available to fund working capital and other general corporate purposes. A portion of the RCF not to exce ed $
300.0
million is available for the issuance of letters of credit. A portion of the RCF not to exceed
$50.0
million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $100.0
million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.
The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by the Company, certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.
As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the guarantors are secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all of the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.
The Term Loan requires quarterly principal payments beginning on June 30, 2024 in an amount equal to 0.625% of the original aggregate principal amount of the Term Loan. From June 30, 2025, the quarterly principal payment will increase to 1.25% of the original aggregate principal amount of the Term Loan. The remaining balance of the Term Loan and the outstanding balance of any RCF loans will be repayable on February 11, 2028.

Borrowings under the 2023 Credit Agreement are prepayable and commitments subject to being reduced in each case at the LLC’s option without premium or penalty. The 2023 Credit Agreement contains certain mandatory prepayment provisions in the event that the LLC or its restricted subsidiaries incur certain types of indebtedness or, subject to certain reinvestment rights, receive net cash proceeds from certain asset sales or other dispositions of property.
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”)-based formula (including a credit spread adjustment of 10 basis points) plus a margin of
162.5
basis points to
200
basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of
62.5
basis point to
100
basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros will bear interest based on the adjusted EURIBOR rate plus a margin of
162.5
basis points to
200
basis points, depending on the LLC’s total net leverage ratio. The LLC will also be required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of
20
basis points to
35
basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is 5.12% (SOFR rate of 3.49% plus a margin of 1.63
%).
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a maximum consolidated total net leverage ratio.
Exchange Agreement
On February 13, 2023, the Company, the LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require the LLC to exchange LLC Common Units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock on a one-for-one basis, or, in the alternative, the Company may elect to exchange such LLC Common Units (together with a corresponding number of shares of Class B common stock) for cash equal to the product of (i) the number of LLC Common Units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of our Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, the Company may at its option effect a direct exchange of shares of Class A common stock for LLC Common Units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and the LLC.

Tax Receivable Agreement
On February 13, 2023, the Company entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the LLC, Yuma, Yuma Sub, TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”). The Tax Receivable Agreement provides for the payment by the Company to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of

85
% of the tax benefits, if any, that the Company is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or LLC Common Units (the Series A Preferred Units and the LLC Common Units, collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of the Company’s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of the Company, as part of the Transactions, and (iv) certain other tax benefits related to the Company entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
Brazil Umbrella Agreement
In February 2023, Nextracker Brasil Ltda., an indirect, wholly-owned subsidiary of the Company, and Flextronics International Technologia Ltda., an affiliate of Flex, entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between the Company, and Flex for the sale of the LLC’s solar trackers in Brazil. The Umbrella Agreement is renewable automatically for successive one-year periods, unless a party provides written notice to the other parties that such party does not intend to renew within at least ninety days prior to the end of any term.

Nextracker
Unaudited condensed combined balance sheets

(In thousands, except unit and per unit amounts)	As of December 31, 2022	As of March 31, 2022
ASSETS
Current assets:
Cash	$100,081	$29,070
Accounts receivable, net of allowance of $1,926 and $3,574, respectively	285,800	168,303
Contract assets	267,665	292,407
Inventories	251,198	172,208
Other current assets	49,593	52,074

Total current assets	954,337	714,062
Property and equipment, net	7,910	7,423
Goodwill	265,153	265,153
Other intangible assets, net	1,383	2,528
Other assets	30,912	28,123

Total assets	$1,259,695	$1,017,289

LIABILITIES, REDEEMABLE PREFERRED UNITS AND PARENT COMPANY EQUITY (DEFICIT)
Current liabilities:
Accounts payable	311,354	266,596
Accrued expenses	44,189	26,176
Deferred revenue	173,219	77,866
Due to related parties	41,185	39,314
Other current liabilities	34,665	63,419

Total current liabilities	604,612	473,371
Other liabilities	35,907	42,785

Total liabilities	640,519	516,156

Redeemable preferred units, $0.001 par value, 23,809,524 units and 238,096 units issued and outstanding, respectively	522,918	504,168

Parent company equity (deficit):
Accumulated net parent investment	96,258	(3,035)

Total parent company equity (deficit)	96,258	(3,035)

Total liabilities, redeemable preferred units and parent company equity (deficit)	$1,259,695	$1,017,289

The accompanying notes are an integral part of these condensed combined financial statements.

Nextracker
Unaudited condensed combined statements of operations and comprehensive income

	Three-Month Periods Ended		Nine-Month Periods Ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenue	$513,370	$337,607	$1,383,742	$1,017,779
Cost of sales	431,111	303,843	1,187,081	909,700

Gross profit	82,259	33,764	196,661	108,079
Selling, general and administrative expenses	18,613	13,009	55,475	39,149
Research and development	4,984	3,649	13,283	10,600

Operating income	58,662	17,106	127,903	58,330
Interest and other (income) expense, net	(2,366)	91	(1,118)	371

Income before income taxes	61,028	17,015	129,021	57,959
Provision for income taxes	18,442	4,469	35,218	12,840

Net income and comprehensive income	$42,586	$12,546	$93,803	$45,119

The accompanying notes are an integral part of these condensed combined financial statements.

Nextracker
Unaudited condensed combined statements of parent company equity (deficit) and redeemable preferred units

Three-Month Periods ended December 31, 2022 and 2021	Net Parent Investment	Redeemable Preferred Units

	(In thousands)
BALANCE AT SEPTEMBER 30, 2022	$86,400	$516,668
Stock-based compensation expense	940	—
Net income	42,586	—
Paid-in-Kind dividend for Series A redeemable preferred units	(6,250)	6,250
Net transfers from Parent	(27,418)	—

BALANCE AT DECEMBER 31, 2022	$96,258	$522,918

BALANCE AT OCTOBER 1, 2021	$463,578	$—
Stock-based compensation expense	842	—
Net income	12,546	—
Net transfers to Parent	11,550	—

BALANCE AT DECEMBER 31, 2021	$488,516	$—

Nine-Month Periods ended December 31, 2022 and 2021	Net Parent Investment	Redeemable Preferred Units

	(In thousands)
BALANCE AT MARCH 31, 2022	$(3,035)	$504,168
Stock-based compensation expense	2,790	—
Net income	93,803	—
Paid-in-Kind dividend for Series A redeemable preferred units	(18,750)	18,750
Net transfers from Parent	21,450	—

BALANCE AT DECEMBER 31, 2022	$96,258	$522,918

BALANCE AT MARCH 31, 2021	$456,047	$—
Stock-based compensation expense	2,222	—
Net income	45,119	—
Net transfers to Parent	(14,872)	—

BALANCE AT DECEMBER 31, 2021	$488,516	$—

The accompanying notes are an integral part of these condensed combined financial statements.

Nextracker
Unaudited condensed combined statements of cash flows

	Nine-Month Periods Ended
(In thousands)	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$93,803	$45,119
Depreciation and amortization	3,594	9,889
Changes in working capital and other, net	(25,015)	(160,750)

Net cash provided by (used in) operating activities	72,382	(105,742)

Cash flows from investing activities:
Purchases of property and equipment	(2,653)	(5,123)
Proceeds from the disposition of property and equipment	24	167

Net cash used in investing activities	(2,629)	(4,956)

Cash flows from financing activities:
Net transfers (to) from Parent	1,258	(14,872)

Net cash provided by (used in) financing activities	1,258	(14,872)

Net increase (decrease) in cash	71,011	(125,570)
Cash beginning of period	29,070	190,589

Cash end of period	$100,081	$65,019

Non-cash investing activity:
Unpaid purchases of property and equipment	$422	$480
Non-cash financing activity:
Capitalized offering costs	$2,534	$3,815
Legal settlement paid by Parent, net of insurance recoveries	$20,428	$—
The accompanying notes are an integral part of these condensed combined financial statements.

NEXTRACKER
Notes to

the

unaudited condensed combined financial statements

1.	Organization of Nextracker
The accompanying unaudited condensed combined financial statements reflect the operations that comprise the legacy solar tracker business of Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries (“Flex” or the “Parent”), including Nextracker LLC (formerly known as NEXTracker Inc.) (the “LLC”) and its subsidiaries, collectively called Nextracker (or the “Company”). On December 19 ,2022, Nextracker Inc. was formed as a Delaware corporation which is a

100
%-
owned subsidiary of Yuma, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd. Nextracker Inc. was formed for the purpose of completing a public offering of its Class A common stock (the “IPO”) and other related Transactions (as described in Note 10), in order to carry on the business of Nextracker LLC. As of the date of and for the periods presented in the financial statements, set forth in this quarterly report on Form
10-Q
(the “Quarterly Report”), and prior to the IPO and the completion of the Transactions (see Note 10), Nextracker Inc. had no operations and all of the business operation of Nextracker Inc. were conducted through Nextracker.
The condensed combined financial statements have been derived from the condensed consolidated financial statements and accounting records of Flex. See Note 2 for basis of presentation details.
Nextracker was acquired by Flex in 2015. In 2016, Flex acquired BrightBox Technologies, Inc. (“BrightBox”) on behalf of Nextracker to further its machine learning capabilities. Nextracker operates as a separate operating and reportable segment of Flex and its results of operations have been reported in Flex’s consolidated financial statements.
Nextracker is the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Nextracker’s products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Mexico, Chile, Spain and other countries in Europe, India, Australia, the Middle East, Africa and
Brazil.
The Initial Public Offering
On February 8, 2023, Nextracker Inc.’s registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which Nextracker Inc. issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriters’ option to purchase additional shares. Nextracker Inc. received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discount. Upon closing of the IPO, approximately $8.3 million of offering costs were paid by Flex, and the Company netted the previously capitalized offering costs ($7.9 million as of December 31, 2022) against the net parent investment. See further discussion of the Transactions related to the IPO in Note 10.

2.	Summary of accounting policies
Basis of presentation
Throughout the period covered by the condensed combined financial statements, Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker have not been prepared. The financial statements in this Quarterly Report have been derived from Flex’s historical accounting records and are presented on a carve-out
basis.
Nextracker is primarily comprised of certain stand-alone legal entities for which discrete financial information is available. The accompanying condensed combined financial statements have been prepared on a stand-alone basis and are derived from Flex’s consolidated financial statements and accounting records, using Flex’s historical basis in Nextracker’s assets and liabilities. The accompanying condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the SEC for interim reporting. As permitted under these rules, certain information and disclosures normally included in combined financial statements prepared in accordance with GAAP have been condensed or omitted. The interim condensed combined financial statements are unaudited. The unaudited interim condensed combined financial statements have been prepared on the same basis as the annual combined financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2022 and its results of operations for the three- and nine-month periods ended December 31, 2022 and 2021 and its cash flows for the nine-month periods ended December 31, 2022 and 2021.

NEXTRACKER
Notes to unaudited condensed combined financial statements

Nextracker’s results of operations for the nine-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023 or for any other future annual or interim period.
Further, the results stated herein may not be indicative of what Nextracker’s financial position, results of operations and cash flows might be now that Nextracker operates as a separate, stand-alone company since the IPO. The condensed combined financial statements included herein do not reflect any changes that have occurred or may occur in Nextracker’s financing and operations as a result of the IPO.
The condensed combined balance sheet as of March 31, 2022 was derived from the Company’s audited combined financial statements. These condensed combined financial statements should be read in conjunction with the Company’s audited combined financial statements included in the prospectus dated February 8, 2023 that forms a part of Nextracker Inc.’s Registration Statement on Form S-1 (File No. 333-269238), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended.
The first quarters for fiscal years 2023 and 2022 ended on July 1, 2022 (92 days), and July 2, 2021 (93 days), respectively. The second quarters for fiscal years 2023 and 2022 ended on September 30, 2022 and October 1, 2021 (91 days in each period), respectively. The third quarters for fiscal years 2023 and 2022 ended on December 31, 2022 and 2021, which are comprised of 93 days and 92 days, respectively.
The condensed combined financial statements include all revenues, expenses, assets and liabilities directly attributable to Nextracker. Where it is possible to specifically attribute such expenses to activities of Nextracker, these amounts have been charged or credited directly to Nextracker without allocation or apportionment. The condensed combined statements of operations and comprehensive income also include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such corporate-level costs are allocated to Nextracker using methods based on proportionate formulas such as revenue and headcount, among others. Such corporate-level costs include costs pertaining to accounting and finance, legal, human resources, information technology, insurance, tax services, and other costs. Such costs may not represent the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex as of the relevant time period. Management considers the expense allocation methodology and results to be reasonable for all periods presented. However, these costs may not be indicative of what Nextracker may incur in the future. During the fourth quarter of fiscal year 2022, Nextracker entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide or cause to be provided certain services to Nextracker which were previously included as part of the allocations from Flex. As consideration, Nextracker agreed to pay Flex the amount specified for each service as described in the TSA.
All intracompany transactions and accounts within Nextracker have been eliminated. All significant transactions between Nextracker and Flex that have not been historically cash settled have been included in the condensed combined balance sheets within accumulated net parent investment and reflected in the condensed combined statements of cash flows as a financing activity as these are deemed to be internal financing transactions.
In connection with the Parent’s acquisition of Nextracker and BrightBox in 2015 and 2016, respectively, Flex applied pushdown accounting to separate financial statements of acquired entities in accordance with ASC 805. The application of pushdown accounting impacted goodwill and intangible assets (see Note 4).
Cash included in the condensed combined balance sheets reflects cash that is controlled by Nextracker. Flex’s debt has not been allocated to Nextracker for any of the periods presented because the debt is not specifically identifiable to Nextracker.
Redeemable preferred units that are redeemable upon the occurrence of conditions outside of the control of Nextracker are reported as temporary equity in the condensed combined balance sheets.
Flex historically maintains stock-based compensation plans at a corporate level. Starting in fiscal year 2023, Nextracker is granting equity compensation awards to its employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Nextracker employees participate in those plans and a portion of the cost of those plans is included in Nextracker’s condensed combined financial statements. See Note 5 for a further description of the accounting for stock-based compensation.

NEXTRACKER
Notes to unaudited condensed combined financial statements

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things, impairment of goodwill, impairment of long-lived assets, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation accruals, and fair values of stock options and restricted share unit awards granted under stock-based compensation plans. Due to the
COVID-19
pandemic and geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the
COVID-19
pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences maybe material to the condensed combined financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed combined financial statements.
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on our warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextracker specific projects and overall industry statistics. Estimates related to the outstanding warranty liability are re-evaluated
on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the three- and nine-month periods ended December 31, 2022 and 2021:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Beginning balance	$11,431	$16,213	$10,485	$17,085
Provision (release) for warranties issued (1)	8,582	(2,373)	9,974	(2,608)
Payments	(117)	(404)	(563)	(1,041)

Ending balance	$19,896	$13,436	$19,896	$13,436

(1)
During the three- and nine-month periods ended December 31, 2022, the Company identified a specific design issue with a non-core
product, and recorded an additional $8.7 million charge to cost of sales on its condensed combined statement of operations and comprehensive income, related to future remediation costs, which may include replacement parts and services.

NEXTRACKER
Notes to unaudited condensed combined financial statements

Inventories
Inventories are stated at the lower of cost (on a
first-in,
first-out
basis) or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $22.6 million and $9.3 million as of December 31, 2022 and March 31, 2022, respectively, primarily related to advance payments to certain vendors for procurement of inventory. Additionally, other current assets include $22.3 million as of March 31, 2022, for an estimated insurance recovery related to a certain litigation settlement as further described in Note 7. The insurance recovery amount, which w ill be
 received by Flex, has been netted with net parent investment on the condensed combined balance sheet as of December 31, 2022.
Capitalized offering costs
Capitalized offering costs consist primarily of legal and accounting fees, which are direct and incremental fees related to the offering. These associated costs will be paid by Flex and offset against the net parent investment upon the IPO (see Note 1). The Company had $
7.9
 million and $
5.3
 million in capitalized offering costs as of December 31, 2022 and March 31, 2022, respectively, which are included in other current assets on the condensed combined balance sheets.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $31.5 million and $20.7 million as of December 31, 2022 and March 31, 2022, respectively. In addition, it includes $12.7 million and $5.5 million accrued payroll as of December 31, 2022 and March 31, 2022, respectively.
Other liabilities
Other liabilities primarily include the long-term portion of standard product warranty liabilities of $
9.3
 million and $
8.8
 million, respectively, and the long-term portion of deferred revenue of $
22.6
 million and $
29.6
 million as of December 31, 2022 and March 31, 2022, respectively.
Redeemable preferred units
On February 1, 2022, the LLC issued redeemable preferred units designated as “Series A Preferred Units,” representing a 16.67% interest in the LLC, to Flex in exchange for the cancellation of a portion of the LLC’s previously issued and outstanding common units. Flex sold all of the LLC’s Series A Preferred Units to TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of the private equity firm TPG (“TPG”), on the same day. The holder of the Series A Preferred Units is
entitled to cumulative
paid-in-kind
or cash dividends and ha
s
 the option to redeem the Series A Preferred Units or convert the Series A Preferred Units upon certain conditions. Because the redemption or conversion conditions are outside of the control of the Company, the Company had classified the Series A Preferred Units as temporary equity on the combined balance sheets.

NEXTRACKER
Notes to unaudited condensed combined financial statements

For the nine-month period ended December 31, 2022, Nextracker recorded $18.8 million dividend to be paid in kind to TPG Rise based on a rate of 5% per annum.
At TPG Rise’s election, Flex is required to repurchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 1, 2028. Additionally, if Nextracker has not completed a Qualified Public Offering prior to February 1, 2027, then TPG Rise may cause Flex to repurchase all of the outstanding Series A Preferred Units at their fair market value. Nextracker has determined that a Qualified Public Offering is likely and that the change in control is not probable as of December 31, 2022, and as such, it is not probable that the Series A Preferred Units will become redeemable as of December 31, 2022 and the Series A Preferred Units are not accreted to current redemption value.
In April 2022, the Board approved the amendment and restatement of the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) dated as of February 1, 2022. Such amendment provided for, among other things, an increase in the total number of Series A Preferred Units issued with a proportionate reduction in the Series A issue price, such that the ownership percentage of TPG Rise remained unchanged at 16.67%. As a result of the amendment, the number of Series A Preferred Units issued and outstanding was increased to 23,809,524.
Recently issued accounting pronouncement
In December 2022, the FASB issued ASU
2022-06
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. ASC 848 provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR. Entities that apply ASC 848 can continue to do so until December 31, 2024. The Company adopted the guidance during the third quarter of fiscal year 2023 with an immaterial impact on its condensed combined financial statements.

3.	Revenue
Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the three- and nine-month periods ended December 31, 2022 and 2021:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Timing of Transfer
Point in time	$7,618	$41,220	$40,771	$63,024
Over time	505,752	296,387	1,342,971	954,755

Total revenue	$513,370	$337,607	$1,383,742	$1,017,779

Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed combined balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $267.7 million and $292.4 million as of December 31, 2022 and March 31, 2022, respectively, are presented in the condensed combined balance sheets, of which $120.9 million and $86.5 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets decreased $24.7 million from March 31, 2022 to December 31, 2022 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over-time.

NEXTRACKER
Notes to unaudited condensed combined financial statements

During the nine-month periods ended December 31, 2022 and 2021, Nextracker converted $73.1 million and $71.3 million deferred revenue to revenue, respectively, which represented 68% and 77%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of December 31, 2022, Nextracker had $195.8 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 88% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.

4.	Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker. As of December 31, 2022 and March 31, 2022, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
Other intangible assets
Nextracker amortizes identifiable intangible assets consisting of developed technology, customer relationships, and trade names because these assets have finite lives. Nextracker’s intangible assets are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. No residual value is estimated for any intangible assets. The fair value of Nextracker’s intangible assets is determined based on management’s estimates of cash flows and recoverability.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Nextracker reviewed the carrying value of its intangible assets as of December 31, 2022 and March 31, 2022 and concluded that such amounts continued to be recoverable.

NEXTRACKER
Notes to unaudited condensed combined financial statements

The components of identifiable intangible assets are as follows:

	As of December 31, 2022			As of March 31, 2022
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Trade name and other intangibles	$15,900	$(14,517)	$1,383	$15,900	$(13,372)	$2,528

Total	$15,900	$(14,517)	$1,383	$15,900	$(13,372)	$2,528

Total intangible asset amortization expense recognized in operations during the three- and nine-month periods ended December 31, 2022 and 2021 are as follows:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost of sales	$63	$63	$188	$3,980
Selling general and administrative expense	—	478	957	3,944

Total amortization expense	$63	$541	$1,145	$7,924

Estimated future annual amortization expense for the above amortizable intangible assets are as follows:

(In thousands)	Amount
Fiscal year ending March 31,
2023 (1)	$62
2024	250
2025	250
2026	250
2027	250
Thereafter	321

Total amortization expense	$1,383

(1)	Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2023.

5.	Stock-based compensation
Flex maintains several stock-based incentive plans (collectively, the “Plans”) for the benefit of certain of its officers, directors and employees, including the employees of Nextracker. The following disclosures represent Nextracker’s portion of the Plans maintained by Flex in which Nextracker’s employees participated. All awards granted under the Plans consist of Flex common shares. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that Nextracker would have experienced as a stand-alone company for the period presented.

NEXTRACKER
Notes to unaudited condensed combined financial statements

The following table summarizes Nextracker’s stock-based compensation expense related to Flex equity incentive plans:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost of sales	$350	$426	$1,105	$1,105
Selling, general and administrative expenses	590	416	1,685	1,117

Total stock-based compensation expense	$940	$842	$2,790	$2,222

Stock-based compensation expense includes an allocation of Parent’s corporate and shared functional employee expense of immaterial amounts for the three- and nine-month periods ended December 31, 2022 and 2021. These charges were recorded within selling, general and administrative expenses.
The Flex 2017 equity incentive plan (the “2017 Plan”)
All options have been fully expensed and none were outstanding and exercisable as of December 31, 2022.
The executives, officers and employees of Flex, including Nextracker, were granted restricted share unit (“RSU”) awards under the 2017 Plan. RSU awards are rights to acquire a specified number of ordinary Flex shares for no cash consideration in exchange for continued service with Flex. RSU awards generally vest in installments over a two
to four-year period and unvested RSU awards are forfeited upon termination of employment. Vesting for certain RSU awards is contingent upon service and market conditions, or service and performance conditions.
As of December 31, 2022, the total unrecognized compensation cost related to unvested RSU awards held by Nextracker employees was approximately $2.7 million under the 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately one year.
There were no options and no RSU awards granted under the 2017 Plan during the nine-month period ended December 31, 2022.
Of the 338,000 unvested RSU awards outstanding under the 2017 Plan as of December 31, 2022, an immaterial amount of these unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions.
The 2022 Nextracker equity incentive plan
During the nine-month period ended December 31, 2022, Nextracker awarded 5.3 million equity-based compensation awards to its employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Of the 5.3 million unvested awards under that plan, the Company granted approximately 2.7 million unit options with an exercise price of $21.00 per unit and 1.9 million RSU awards whereby vesting is contingent upon continued service over a four-year and three-year period, respectively, and the occurrence of an initial public offering event or a sale of the Company. Vesting of the unit options is also contingent upon the growth of the equity valuation of the Company in the four years following the grant date, which could result in a range of
0-100%
of such unit options ultimately vesting. Finally, approximately 0.7 million unvested awards are performance-based restricted share unit awards (“PSU”) contingent upon the achievement of certain metrics specific to Nextracker measured over a three-year period and the occurrence of an IPO or a sale of the Company, which could result in a range of
0-200%
of such PSUs ultimately vesting. The performance-based metrics for the second and third years of vesting for the PSUs are not yet determined, and therefore only 0.2 million PSUs have met the criteria for a grant date under ASC 718 as of December 31, 2022.
Additionally, during the nine-month period ended December 31, 2022, approximately

0.3

million awards were forfeited due to employee terminations.

NEXTRACKER
Notes to unaudited condensed combined financial statements

The valuation of our common units and RSUs was determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue and EBITDA, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. The fair values of our option units and PSUs were estimated using Monte-Carlo simulation models which is a probabilistic approach for calculating the fair value of the awards. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.
The weighted average grant date fair values were
$5.17 per award for the unit options, $16.72 per award for the RSU, and $18.86 per award for the PSUs. The grant date fair values for the unit options and PSUs were determined using a Monte Carlo simulation. The Company will record cumulative stock-based compensation expense related to these awards in the period when its liquidity event is completed for the portion of the awards for which the relevant service condition has been satisfied with the remaining expense recognized over the remaining service period.
The total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan as of December 31, 2022 was approximately $47.5 million, which is expected to be recognized over a weighted-average period of approximately three years.

6.	Relationship with parent and related parties
The condensed combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Flex. Prior to the IPO, Nextracker was historically managed and operated in the normal course of business by Flex. Accordingly, certain shared costs have been allocated to Nextracker and reflected as expenses in these condensed combined financial statements. Nextracker’s management and the management of Flex consider the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical Flex expenses attributable to Nextracker for purposes of the stand-alone financial statements; however, the expenses reflected in these condensed combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Nextracker historically operated as a separate, stand-alone entity and would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the expenses reflected in the condensed combined financial statements may not be indicative of expenses that Nextracker will incur in the future.
Allocation of corporate expenses
The condensed combined financial statements include expense allocations for certain functions provided by Flex, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, and stock-based compensation. These expenses have been allocated to Nextracker on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure.
During the three-month periods ended December 31, 2022 and 2021, Nextracker was allocated $1.0 million and $3.4 million, respectively, of general corporate expenses incurred by Flex. Of these expenses $0.7 million and $2.6 million, respectively, are included within selling, general and administrative expenses and $0.3 million and $0.8 million, respectively, are included in cost of sales in the condensed combined statements of operations and comprehensive income.

NEXTRACKER
Notes to unaudited condensed combined financial statements

During the nine-month periods ended December 31, 2022 and 2021, Nextracker was allocated $4.2 million and $10.1 million, respectively, of general corporate expenses incurred by Flex. Of these expenses $2.8 million and $7.8 million, respectively, are included within selling, general and administrative expenses and $1.4 million and $2.3 million, respectively, are included in cost of sales in the condensed combined statements of operations and comprehensive income.
Risk management
Flex carries insurance for property, casualty, product liability matters, auto liability, and workers’ compensation and maintain excess policies to provide additional limits. Nextracker pays a premium to Flex in exchange for the coverage provided. In fiscal years 2023 and 2022, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided by Flex are reflected in the condensed combined statements of operations and comprehensive income and were immaterial for the three- and nine-month periods ended December 31, 2022 and 2021, respectively.
Cash management and financing
Nextracker participates in Flex’ centralized cash management programs. Disbursements are independently managed by Nextracker.
All significant transactions between Nextracker and Flex that have not been historically cash settled have been included in the condensed combined balance sheets within accumulated net parent investment and reflected in the condensed combined statement of cash flows as net transfers to parent as these are deemed to be internal financing transactions. All intra-company accounts, profits and transactions among the combined entities have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the three- and nine-month periods ended December 31, 2022 and 2021:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Corporate allocations (excluding stock-based compensation expense)	$65	$2,604	$1,463	$7,849
Transfer of operations to Nextracker (1)	(51,527)	4,558	(8,440)	401
Net cash pooling activities (2)	10,154	(655)	(1,195)	(37,843)
Income taxes	13,890	5,043	29,622	14,721

Net transfers (to) from Parent	$(27,418)	$11,550	$21,450	$(14,872)

(1)
Primarily represents certain international operations where related income and/or losses are included in Nextracker’s condensed combined statements of operations. Cash was also collected by the international operations on behalf of Nextracker, for which Nextracker and Flex do not intend to settle in the future. For the nine-month period ended December 31, 2022, the balance includes the legal settlement paid by Flex as further disclosed in Note 7.

(2)	Primarily represents financing activities for cash pooling and capital transfers.
The cash balance reflected in the condensed combined balance sheets consist of the cash managed and controlled by Nextracker. For as long as Nextracker is a controlled entity of Flex, Nextracker’s U.S. operations may continue to participate in the Flex cash pooling management programs intra-quarter; all outstanding positions are settled or scheduled for settlement as of each quarter end. Cash pooling activities are reflected under net transfers from Parent in the condensed combined statements of parent company equity (deficit) and redeemable preferred units and condensed combined statements of cash flows.

NEXTRACKER
Notes to unaudited condensed combined financial statements

Due to related parties relates to balances resulting from transactions between Nextracker and Flex subsidiaries that have historically been cash settled. Nextracker purchased certain components and services from other Flex affiliates of $14.1 million and $43.0 million for the three- and nine-month periods ended December 31, 2022, respectively, compared to $10.4 million and $37.1 million for the three- and nine-month periods ended December 31, 2021, respectively.
Flex also administers on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Nextracker’s average due to related parties balance was $43.0 million and $33.3 million for the nine-month periods ended December 31, 2022 and 2021, respectively. All related cash flow activities are under net cash used in operating activities in the condensed combined statement of cash flows.
Net parent investments
The net parent investment in the condensed combined balance sheets represents Flex’s net investment in Nextracker and is presented in lieu of stockholders’ equity.

7.	Commitments and contingencies
Litigation and other legal matters
In connection with the matters described below, Nextracker has accrued for loss contingencies where it believes that losses are probable and estimable. The amounts accrued are not material. Although it is reasonably possible that actual losses could be in excess of Nextracker’s accrual, Nextracker is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, except as discussed below, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition.
On July 15, 2022, the Company settled a case that was brought in January 2017 by Array Technologies, Inc. (“ATI”), in which ATI had alleged that Nextracker and Flex caused a former ATI employee to breach his non-compete
agreement with ATI by joining Nextracker and made claims of, among other things, fraud, constructive fraud, trade secret misappropriation, breach of contract and related claims. All claims are fully released as part of a $42.8 million settlement reached in July 2022. The full settlement amount was paid by Flex on August 4, 2022, and is subject to partial coverage under the Flex insurance policy. The estimated insurance recovery of $22.3 million, which was included in other current assets in the condensed combined balance sheets as of March 31, 2022, has been netted with net parent investment on the condensed combined balance sheet as of December 31, 2022.

8.	Income taxes
The Company follows the guidance under ASC
740-270,
“Interim Reporting”, which requires that an estimated tax rate is applied to year-to-date
ordinary income. At the end of each interim period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The tax effect of discrete items is recorded in the quarter in which the discrete events occur.

NEXTRACKER
Notes to unaudited condensed combined financial statements

The following table presents income tax expense recorded by the Company along with the respective combined effective tax rates for each period presented
:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Income tax	18,442	4,469	35,218	12,840
Effective tax rates	30.2%	26.3%	27.3%	22.2%
The effective tax rates differ from the U.S. domestic statutory income tax rate of 21% primarily due to the U.S state and local income taxes coupled with the jurisdictional mix of income between the U.S. and other operating jurisdictions.

9.	Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and Nextracker’s performance are assessed by its Chief Executive Officer, identified as the CODM.
For all periods presented, Nextracker has
one
operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenue:
U.S.	$327,548	$161,703	$908,361	$605,743
Rest of the World	185,822	175,904	475,381	412,036

Total	$513,370	$337,607	$1,383,742	$1,017,779

The United States is the principal country of domicile.

10.	Subsequent events
The Company evaluated subsequent events through March 8, 2023, the date the condensed combined financial statements were available to be issued.
Reverse unit split
In January 2023 the Board of Managers and the members of the Company approved a 1-for-2.1 reverse unit split of the units authorized and outstanding, which was effected on January 30, 2023. All unit and per unit data shown in the accompanying condensed combined financial statements and related notes has been retroactively revised to give effect to this reverse unit split for all periods presented. Units underlying authorized and outstanding equity-based awards were proportionately decreased and the respective per unit value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. There was no change in the par value of the Company’s Series A Preferred Units as a result of the reverse stock split.
The Transactions
Nextracker Inc. and the Company completed the following organizational and other transactions in connection with the IPO (see Note 1) (collectively, referred to as the “Transactions”):

•
Immediately prior to the
closing
of the IPO, Nextracker Inc. issued 128,794,522 shares of its Class B common stock to Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), and TPG Rise in exchange for cash consideration, which number of shares was equal to the number of common units of the LLC held directly or indirectly by Yuma, Yuma Sub and TPG Rise immediately following the Transactions and before giving effect to the IPO.

NEXTRACKER
Notes to unaudited condensed combined financial statements

•
Immediately prior to the closing of the IPO, the LLC made a distribution in an aggregate amount of $175.0 million (the “Distribution”). With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata LLC units. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement, as further discussed below.

•
Nextracker Inc. used all of the net proceeds from the IPO ($693.8 million
) as consideration for Yuma’s transfer to Nextracker Inc. of 30,590,000
LLC common units (the “LLC Common Units”) at a price per unit equal to $
22.68.

•	In connection with Yuma’s transfer to Nextracker Inc. of 30,590,000 LLC Common Units, a corresponding number of shares of Nextracker Inc.’s Class B common stock held by Yuma was canceled.

•
In connection with the IPO, the Series A Preferred Units held by TPG Rise were automatically converted into 25,026,093 LLC Common Units which are exchangeable, together with a corresponding number of shares of Nextracker Inc.’s Class B common stock, for shares of Nextracker Inc.’s Class A common stock (or cash). Notwithstanding the foregoing, as permitted under and in accordance with the limited liability company agreement of the LLC in effect prior to the IPO (the “Prior LLC Agreement”), on February 8, 2023, TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of Nextracker Inc., with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free transaction. In connection with such blocker corporations’ mergers, the investors in each such blocker corporation received a number of shares of Nextracker Inc.’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of
15,279,190
shares of Nextracker Inc.’s Class A common stock.

•	In connection with the IPO, Nextracker Inc.’s repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.
On February 13, 2023, the members of the LLC entered into the Third Amended and Restated Limited Liability Company Agreement of the LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of the LLC. Nextracker Inc. beneficially owns
45,869,190
 LLC Common Units after the completion of the IPO and the Transactions.
2023 Credit Agreement
On February 13, 2023, Nextracker Inc. and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $
150.0
 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $
500.0
 million (the “RCF”). The LLC borrowed the Term Loan, and used the proceeds to finance, in part, the Distribution.
The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028 and is available to fund working capital and other general corporate purposes. A portion of the RCF not to exceed $
300.0
 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $
50.0
 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $
100.0
 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.

NEXTRACKER
Notes to unaudited condensed combined financial statements

The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by Nextracker Inc., certain other holding companies (collectively, the “Guarantors”) and, subject to certain exc lusio
ns, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.
As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the guarantors are secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all of the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.
The Term Loan requires quarterly principal payments beginning on June 30, 2024 in an amount equal to
0.625
% of the original aggregate principal amount of the Term Loan. From June 30, 2025, the quarterly principal payment will increase to
1.25
% of the original aggregate principal amount of the Term Loan. The remaining balance of the Term Loan and the outstanding balance of any RCF loans will be repayable on February 11, 2028. Borrowings under the 2023 Credit Agreement are prepayable and commitments subject to being reduced in each case at the LLC’s option without premium or penalty. The 2023 Credit Agreement contains certain mandatory prepayment provisions in the event that the LLC or its restricted subsidiaries incur certain types of indebtedness or, subject to certain reinvestment rights, receive net cash proceeds from certain asset sales or other dispositions of property.
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate
(“SOFR”)-based
formula (including a credit spread adjustment of 10 basis points) plus a margin of
162.5

basis points to

200
 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of
62.5
 basis point to
100
 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros will bear interest based on the adjusted EURIBOR rate plus a margin of
162.5
 basis points to
200
 basis points, depending on the LLC’s total net leverage ratio. The LLC will also be required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of
20
 basis points to
35
 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is
5.12
% (
SOFR rate of 3.49
% plus a margin of
1.63
%).
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a maximum consolidated total net leverage ratio.
Exchange Agreement
On February 13, 2023, Nextracker Inc., the LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require the LLC to exchange LLC Common Units (together with a corresponding number of shares of Nextracker Inc.’s Class B common stock) for newly-issued shares of Nextracker Inc.’s Class A common stock on a one-for-one basis, or, in the alternative, Nextracker Inc. may elect to exchange such LLC Common Units (together with a corresponding number of shares of its Class B common stock) for cash equal to the product of (i) the number of LLC Common Units (together with a corresponding number of shares of Nextracker Inc.’s Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Nextracker Inc. Class A common stock value (based on the market price of Nextracker Inc.’s Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker Inc. may at its option effect a direct exchange of shares of its Class A common stock for LLC Common Units and shares of its Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and the LLC.

NEXTRACKER
Notes to unaudited condensed combined financial statements

Tax Receivable Agreement
On February 13, 2023, Nextracker Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the LLC, Yuma, Yuma Sub,
TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”). The Tax Receivable Agreement provides for the payment by Nextracker Inc. to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of
85
% of the tax benefits, if any, that Nextracker Inc. is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or LLC Common Units (Series A Preferred Units and the LLC Common Units, collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of Nextracker Inc.’s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing
tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of Nextracker Inc., as part of the Transactions, and (iv) certain other tax benefits related to Nextracker Inc. entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
Brazil Umbrella Agreement
In February 2023, Nextracker Brasil Ltda., an indirect, wholly-owned subsidiary of Nextracker Inc., and Flextronics International Technologia Ltda., an affiliate of Flex, entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between Nextracker Inc. and Flex for the sale of the Company’s solar trackers in Brazil. The Umbrella Agreement is renewable automatically for successive one-year
periods, unless a party provides written notice to the other parties that such party does not intend to renew within at least ninety days prior to the end of any term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Nextracker”, the “Company”, “we”, “us” and “our” shall mean the LLC (formerly known as NEXTracker Inc.), together with its consolidated subsidiaries and with the operations that comprise the legacy solar tracker business of Flex Ltd. (“Flex”), which conducts all operations and all of the business operations of Nextracker Inc. (which was formed on December 19, 2022, for the purpose of completing the IPO and related Transactions, as further described in Note 1, “Description of the business and summary of significant accounting policies,” and Note 4, “Subsequent events,” in the notes to the Nextracker Inc. unaudited condensed financial statement, and Note 1, “Organization of Nextracker,” and Note 10, “Subsequent events,” in the notes to the unaudited condensed combined financial statements included elsewhere in this quarterly report Form 10-Q (the “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” or “Parent” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our combined financial statements with a narrative from the perspective of the Company’s management. You should read the following discussion in conjunction with our unaudited condensed combined financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as our audited combined financial statements and related notes included in the prospectus dated February 8, 2023 that forms a part of Nextracker Inc.’s Registration Statement on Form S-1 (File No. 333-269238), as filed with the SEC pursuant to Rule 424(b)(4) promulgated under the Securities Act of 1933, as amended (the “Prospectus”). In addition to historical financial information, the following discussion and analysis contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors, Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections entitled “Liquidity and Capital Resources” below and “Risk Factors”. All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar panels, also known as modules, in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. We have led the solar industry based on gigawatts (“GW”) shipped globally from 2015 to 2021 and in the U.S. from 2016 to 2021. We delivered 15 GW, 12 GW and over 10 GW to our customers in fiscal years 2022, 2021 and 2020, respectively. In addition, we delivered 13.2 GW during the nine-month period ended December 31, 2022 compared to approximately 10.7 GW during the nine-month period ended December 31, 2021.

We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex Ltd. in 2015. Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across five continents. Flex’s expertise in global supply chains and procurement and its strong financial backing has helped us accelerate our penetration of our end markets and run a more optimized supply chain, and we intend to continue leveraging these learnings from Flex now that we are a standalone company. Over time, we have developed new and innovative hardware and software products and services to scale our capabilities. In 2016, Flex acquired BrightBox Technologies on our behalf to further our machine learning capabilities.

We have shipped approximately 75 GW of solar tracker systems as of December 31, 2022 to projects on six continents. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long- term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.

For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $1.4 billion for the nine-month period ended December 31, 2022 and $1.5 billion in fiscal year 2022.

The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Nine-month periods ended
(In thousands) (Unaudited)	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
Revenue:
U.S.	$327,548	64%	$161,703	48%	$908,361	66%	$605,743	60%
Rest of the World	185,822	36%	175,904	52%	475,381	34%	412,036	40%

Total	$513,370		$337,607		$1,383,742		$1,017,779

The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Customer A*	$131.8	$35.4	$295.1	$140.6

*	SOLV Energy

Initial Public Offering

On February 8, 2023, Nextracker Inc.’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. At the closing of the IPO on February 13, 2023, Nextracker Inc. issued and sold 30,590,000 shares of its Class A common stock (including 3,990,000 shares issued to the underwriters upon the exercise in full of their option to purchase additional shares) at a public offering price of $24.00 per share. Nextracker Inc. received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discount. Nextracker Inc. used all of the net proceeds from the offering to purchase 30,590,000 LLC Common Units from Yuma, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd. (“Yuma”) at a price per share of $22.68, or $24.00 less the underwriting discount. Upon closing of the IPO, approximately $8.3 million of offering costs were paid by Flex. See further discussion of the Transactions related to the IPO in Note 4, “Subsequent events,” in the notes to the Nextracker Inc. unaudited condensed financial statement, and, Note 10, “Subsequent events,” in the notes to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report.

Reverse Unit Split

The Board of Managers and the members of Nextracker LLC approved an amendment to the LLC Agreement in effect prior to the IPO, effecting a 1-for-2.1 reverse unit split of the units issued by the LLC. The reverse split was effected on January 30, 2023.

Our business model

We generate revenue from the sale of solar trackers, such as NX Horizon and NX Gemini, and from licensing our TrueCapture software product. Our most significant source of revenue is the sale of solar tracking products. Our customers include EPCs, as well as solar project developers and owners. We usually enter into a different contract with our customers for each individual solar project. Contracts typically stipulate total price, technical solution, specifications of the system sold, delivery and activation schedule, warranty terms and related services provided. The delivery period for a specific contract can range from days to several months depending on the size of the project. Our contract prices range from a few hundred thousand dollars for the smallest projects to over one hundred million dollars for the largest.

Demand for our products is largely driven by installations of utility-scale solar projects around the world. The volume of solar projects installations is dependent on a variety of factors, including, but not limited to, the cost of solar plants in comparison to other forms of power generation, prevailing electricity prices, conventional power generation plant retirement, global renewable energy targets, government regulations, and public incentives promoting solar energy. Our revenue is subject to variability as these factors change over time, and as a result may cause variability in our quarterly shipments. Increases in competitive tracker pricing pressure can also affect our revenue by lowering the average selling price (“ASP”) of our products.

We operate in nearly all significant tracker markets around the world. We have dedicated sales staff in the United States, Mexico, Spain, Australia, Brazil, Singapore, India and the United Arab Emirates to support our sales activities in those geographies. Our local presence is complemented with the following go-to-market strategies:

•

Our sales and marketing strategy is focused on building long-term relationships with key stakeholders involved in developing, building, owning, and maintaining utility-scale solar projects. We educate those stakeholders on the benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance, and advanced software and sensor capabilities compared to competing products.

•

In the United States and more mature international markets, our sales team maintains active relationships with key stakeholders and customers such as developers and builders of utility-scale solar systems. We leverage these relationships and knowledge of the available project pipeline, inbound requests for proposals (“RFPs”) from potential customers, and competitive dynamics. Frequently we are either awarded the project outright or become ‘short-listed’ among a group of eligible bidders. In each case we create a detailed proposal that leverages our project engineering expertise to offer a compelling project and/or project portfolio-specific value proposition.

•

In less mature international markets, we leverage a variety of broad and account-based marketing techniques to acquire customers. These include conducting thought leadership seminars and developer forums, installation training programs, and participation in industry conferences, events, and trade associations.

•

We set pricing for our products based on the long-term value derived from energy yield performance and total cost of ownership. For our core tracker products, we offer differing pricing to address multiple market segments based on site characteristics and weather protection requirements, among other factors.

Basis of presentation

We have historically operated as part of Flex and not as a separate, publicly-traded company. Our unaudited condensed combined financial statements have been derived from Flex’s historical accounting records and are presented on a carve-out basis. All sales and costs as well as assets and liabilities directly associated with our business activity are included as a component of the unaudited condensed combined financial statements. The unaudited condensed combined financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Flex’s corporate office and allocations of related assets, liabilities and Flex’s investment, as applicable. The allocations have been determined on what we believe to be a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the unaudited condensed combined financial statements had we been an entity that operated separately from Flex during these periods presented. Further, the historical condensed combined financial statements may not be reflective of what our final position, results of operations, or cash flows will be in the future as a separate public company. During the fourth quarter of fiscal year 2022, we entered into a transition service agreement with Flex, whereby Flex agreed to provide, or cause to be provided, certain services to us, which were previously included as part of the allocations from Flex. As consideration, we agreed to pay Flex the amount specified for each service as described in the transition service agreement. Related-party allocations, including the method for such allocations, are discussed further in Note 6, “Relationship with parent and related parties” in the notes to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report.

For example, our historical condensed combined financial statements in this Quarterly Report include expense allocations for certain support functions that are provided on a centralized basis within Flex, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. Under the transition service agreement Flex will continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, we will incur other costs to replace the services and resources that will not be provided by Flex. Since our IPO, we have incurred and will continue to incur additional costs as a separate public company. Our total costs related to such support functions may differ from the costs that were historically allocated to us from Flex. These additional costs are primarily for the following:

•

additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff, including staff additions to replace support provided by Flex that is not covered by the transition services agreement; and

•

corporate governance costs, including director and officer insurance costs, board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and Nasdaq fees, bank fees or other costs related to existing or future financing arrangements.

Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. We expect to incur additional separate public company costs in excess of the costs that have been historically allocated to us.

As part of Flex, we have been dependent upon Flex for all of our working capital and financing requirements as Flex used a centralized approach to cash management and financing of its operations. Our financial transactions are accounted for through our “net parent investment” account and none of Flex’s debt at the corporate level has been assigned to us in the financial statements. Historically, as we generated cash flows from operations, cash has been swept by Flex into global cash accounts managed at the parent level. In March 2021, the U.S. cash pooling arrangement between us and Flex was terminated, and we executed a new cash pooling agreement. For as long as Nextracker is a controlled entity of Flex, Nextracker’s U.S. operations may continue to participate in the Flex cash pooling management programs intra-quarter, and all outstanding positions are settled or scheduled for settlement as of each quarter end. We have also historically utilized Flex for financial support in the form of parent guarantees and letters of financial support to execute certain arrangements with our customers.

Key business and operational metrics

In addition to information related to our financial performance, we use certain operating metrics to evaluate our business. These metrics, together with our financial statements, are used by our management to measure our performance, identify trends impacting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is GW delivered generally and the change in GWs delivered from period to period specifically. GWs delivered is the only operational metric that directly relates to our revenues. GWs delivered is a commonly used operational metric by analysts and competitors in our industry and can provide additional information to investors related to the relative size of our operations as well as a basis to measure our market share. GWs is calculated specifically for each project and represents the nameplate, or maximum, power output capacity of the project under optimized conditions once the project is fully operational. GWs delivered for a project is calculated as the total nameplate capacity of the project multiplied by the cost of materials delivered to the project as a percentage of the total materials cost of the project.

	Three-month periods ended			Nine-month periods ended
	December 31, 2022	December 31, 2021	Percent change	December 31, 2022	December 31, 2021	Percent change
GW delivered	5.2	3.8	37%	13.2	10.7	23%

Key components of our results of operations

The following discussion describes certain line items in our combined statements of operations and comprehensive income.

Revenue

We derive our revenue from the sale of solar trackers and software products to our customers. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant.

Cost of sales and gross profit

Cost of sales consists primarily of purchased components, shipping and other logistics costs, applicable tariffs, standard product warranty costs, amortization of certain acquired intangible assets, stock-based compensation and direct labor. Direct labor costs represent expenses of personnel directly related to project execution such as supply chain, logistics, quality, tooling, operations and customer satisfaction. Amortization of intangibles consists of developed technology and certain acquired patents over its expected period of use and is also included under cost of sales.

Steel prices, cost of transportation, and labor costs in countries where our suppliers perform manufacturing activities affect our cost of sales. Our ability to lower our cost of sales depends on implementation and design improvements to our products as well as on driving more cost-effective manufacturing processes with our suppliers. We generally do not directly purchase raw materials such as steel or electronic components and do not hedge against changes in their price. Most of our cost of sales are directly affected by sales volume. Personnel costs related to our supply chain, logistics, quality, tooling and operations are not directly impacted by our sales volume.

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses, and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to continue growing our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a separate publicly-traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is also included under selling, general and administrative expenses.

If the performance-based vesting condition for our equity-based compensation awards issued under the Restated 2022 Nextracker LLC Equity Incentive Plan had occurred on December 31, 2022, we would have recognized $10.4 million of equity-based compensation expense for the awards that had satisfied or partially satisfied the time-based vesting condition on that date and would have approximately $37.1 million of unrecognized compensation cost that represents the awards which have not met the time-based vesting condition as of December 31, 2022.

Research and development

Research and development expenses consist primarily of personnel-related costs associated with our engineering employees as well as third party consulting. Research and development activities include improvements to our existing products, development of new tracker products and software products. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.

Non-operating expenses

Income tax expense

We expect our taxable income to primarily be from the allocation of taxable income from the LLC. We are subject to federal and state income taxes in the United States on the income allocated to us from the LLC. In addition, while the majority of the LLCs taxable income will be from United States sources and will not be subject to LLC level income tax, the LLC will have taxable income in some foreign subsidiaries that will be subject to tax at the level of the LLC. We may be entitled to foreign tax credits in the United States for our share of the foreign tax paid by the LLC.

RESULTS OF OPERATIONS

	Three-month periods ended			Nine-month periods ended
(In thousands, except percentages) (Unaudited)	December 31, 2022	December 31, 2021	% change	December 31, 2022	December 31, 2021	% change
Condensed Combined Statement of Operations and Comprehensive Income Data:
Revenue	$513,370	$337,607	52%	$1,383,742	$1,017,779	36%
Cost of sales	431,111	303,843	42	1,187,081	909,700	30

Gross profit	82,259	33,764	144	196,661	108,079	82
Selling, general and administrative expenses	18,613	13,009	43	55,475	39,149	42
Research and development	4,984	3,649	37	13,283	10,600	25

Operating income	58,662	17,106	243	127,903	58,330	119
Interest and other (income) expense, net	(2,366)	91	(2,700)	(1,118)	371	(401)

Income before income taxes	61,028	17,015	259	129,021	57,959	123
Provision for income taxes	18,442	4,469	313	35,218	12,840	174

Net income and comprehensive income	$42,586	$12,546	239%	$93,803	$45,119	108%

Non-GAAP measures

We present Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow as supplemental measures of our performance. We define Non-GAAP gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Non-GAAP operating income as operating income plus stock-based compensation expense and intangible amortization. We define Non-GAAP net income as net income (loss) plus stock-based compensation expense, intangible amortization, and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, and (vi) certain nonrecurring legal costs and other discrete events as applicable. Future adjustments to net income related to the Tax Receivable Agreement may be added back to or subtracted from net income to calculate Adjusted EBITDA. We define Adjusted EBITDA Margin as the percentage derived from Adjusted EBITDA divided by revenue. We define Adjusted free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment plus proceeds from the disposition of property and equipment.

Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow as factors in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.

Among other limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow do not reflect our cash expenditures or future capital expenditures or contractual commitments (including under the Tax Receivable Agreement), do not reflect the impact of certain cash or non-cash charges resulting from matters we consider not to be indicative of our ongoing operations and do not reflect the associated income tax expense or benefit related to those charges. In addition, other companies in our industry may calculate Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow differently from us, which further limits their usefulness as comparative measures.

Because of these limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP financial measures on a supplemental basis. You should review the reconciliation to the most directly comparable GAAP measure of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow below and not rely on any single financial measure to evaluate our business.

	Three-month periods ended		Nine-month periods ended
(In thousands, except percentages)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Other Financial Information:
Non-GAAP gross profit	$82,672	$34,253	$197,954	$113,164
Non-GAAP operating income	59,665	18,489	133,279	68,476
Non-GAAP net income	43,396	13,772	97,196	52,763
Adjusted EBITDA	62,703	19,033	136,467	70,105
Net income (% of revenue)	8.3%	3.7%	6.8%	4.4%
Adjusted EBITDA (% of revenue)	12.2%	5.6%	9.9%	6.9%
Adjusted free cash flow	18,603	(76,239)	69,753	(110,698)

The following table provides a reconciliation of Non-GAAP gross profit to gross profit, Non-GAAP operating income to operating income, Non-GAAP net income to net income, Adjusted EBITDA to net income, and adjusted free cash flow to net cash provided by (used in) operating activities for each period presented.

	Three-month periods ended		Nine-month periods ended
(In thousands, except percentages)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

	(Unaudited)
Reconciliation of GAAP to Non-GAAP Financial Measures:
GAAP gross profit	$82,259	$33,764	$196,661	$108,079
Stock-based compensation expense	350	426	1,105	1,105
Intangible amortization	63	63	188	3,980

Non-GAAP gross profit	$82,672	$34,253	$197,954	$113,164

GAAP operating income	$58,662	$17,106	$127,903	$58,330
Stock-based compensation expense	940	842	2,790	2,222
Intangible amortization	63	541	1,145	7,924
Legal costs (1)	—	—	1,528	—
Other	—	—	(87)	—

Non-GAAP operating income	$59,665	$18,489	$133,279	$68,476

GAAP net income	$42,586	$12,546	$93,803	$45,119
Stock-based compensation expense	940	842	2,790	2,222
Intangible amortization	63	541	1,145	7,924
Adjustment for taxes	(193)	(157)	(1,983)	(2,502)
Legal costs (1)	—	—	1,528	—
Other	—	—	(87)	—

Non-GAAP net income	$43,396	$13,772	$97,196	$52,763

Net income	$42,586	$12,546	$93,803	$45,119
Interest, net	(215)	1	(380)	35
Provision for income taxes	18,442	4,469	35,218	12,840
Depreciation expense	887	634	2,450	1,965
Intangible amortization	63	541	1,145	7,924
Stock-based compensation expense	940	842	2,790	2,222
Legal costs (1)	—	—	1,528	—
Other	—	—	(87)	—

Adjusted EBITDA	$62,703	$19,033	$136,467	$70,105

Net income (% of revenue)	8.3%	3.7%	6.8%	4.4%
Adjusted EBITDA (% of revenue)	12.2%	5.6%	9.9%	6.9%
Net cash provided by (used in) operating activities	$19,921	$(74,555)	$72,382	$(105,742)
Purchase of property and equipment	(1,318)	(1,684)	(2,653)	(5,123)
Proceeds from the disposition of property and equipment	—	—	24	167

Adjusted free cash flow	$18,603	$(76,239)	$69,753	$(110,698)

(1)

Represents additional charges incurred in relation to the litigation with Array Technologies, Inc (“ATI”), as further described in Note 7, “Commitments and contingencies” in the notes to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report. The estimated net settlement and direct legal costs in aggregate are excluded from the Company’s Non-GAAP income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of the Company’s business strategies.

Comparison of the three-month periods ended December 31, 2022 and 2021

Revenue

Revenue increased by $175.8 million, or 52%, for the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021. Approximately $130 million of the increase was the result of a 37% increase in gigawatts delivered as we delivered 5.2 GW for the three-month period ended December 31, 2022, compared to 3.8 GW for the three-month period ended December 31, 2021, coupled with a slight increase in our average selling price directly associated with higher freight and logistics costs included in our selling price compared to the prior year period. Revenue increased approximately $165.8 million, or 103%, in the U.S. and $9.9 million or 6% in the Rest of the World for the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021.

Cost of sales and gross profit

Cost of sales increased by $127.3 million, or 42%, for the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021 primarily due to the increase in sales noted above, partially offset by a decrease in freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by approximately 220 basis points for the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021.

Gross profit increased by $48.5 million, or 144%, for the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021 primarily resulting from the increase in sales noted above coupled with higher recovery of freight and logistics costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.6 million, or 43%, to $18.6 million for the three-month period ended December 31, 2022, from approximately $13.0 million in the three-month period ended December 31, 2021, while remaining somewhat flat at approximately 4% as a percent of revenue in both periods. The increase in selling, general and administrative expenses was primarily the result of our continued expansion of our sales organization in line with the growth in the global market.

Research and development

Research and development expenses increased $1.3 million, or 37%, to $5.0 million for the three-month period ended December 31, 2022 from approximately $3.6 million in the three-month period ended December 31, 2021 as a result of continuous product innovation and development, including software enhancements.

Income tax expense

We accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. The majority of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in the three-month periods ended December 31, 2022 and 2021. For the three-month periods ended December 31, 2022 and 2021, we recorded total income tax expense of $18.4 million and $4.5 million, respectively, which reflected effective tax rates of 30.2% and 26.3%, respectively. These effective tax rates differ from the U.S. domestic statutory income tax rate of 21% primarily due to the U.S state and local income taxes coupled with the jurisdictional mix of income between the U.S. and other operating jurisdictions. We may in the future be subject to tax return audits and examinations by various taxing jurisdictions around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.

Comparison of the nine-month periods ended December 31, 2022 and 2021

Revenue

Revenue increased by $366.0 million, or 36%, for the nine-month period ended December 31, 2022 compared to the nine-month period ended December 31, 2021. Approximately $250 million of the increase was the result of a 23% increase in gigawatts delivered as we delivered 13.2 GW for the nine-month period ended December 31, 2022, compared to 10.7 GW for the nine-month period ended December 31, 2021. The remaining increase was a result of an approximate 9% increase in our average selling price directly associated with higher freight and logistics costs included in our selling price compared to the prior year period. Revenue increased approximately $302.6 million, or 50%, in the U.S. and $63.3 million or 15% in the Rest of the World for the nine-month period ended December 31, 2022 compared to the nine-month period ended December 31, 2021. The growth from the Rest of the World was driven primarily from larger projects in Brazil.

Cost of sales and gross profit

Cost of sales increased by $277.4 million, or 30%, for the nine-month period ended December 31, 2022 compared to the nine-month period ended December 31, 2021 primarily due to the increase in sales noted above, and to a lesser extent, an increase in freight and logistics costs. Freight and logistics costs as a percentage of cost of sales increased by approximately 190 basis points for the nine-month period ended December 31, 2022 compared to the nine-month period ended December 31, 2021.

Gross profit increased by $88.6 million, or 82%, for the nine-month period ended December 31, 2022 compared to the nine-month period ended December 31, 2021 primarily resulting from the increase in sales noted above coupled with improved pricing on contracts allowing higher recovery of freight and logistics costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $16.3 million, or 42%, to $55.5 million for the nine-month period ended December 31, 2022, from approximately $39.1 million in the nine-month period ended December 31, 2021, while remaining somewhat flat at approximately 4% as a percent of revenue in both periods. The increase in selling, general and administrative expenses was primarily the result of our continued expansion of our sales organization in line with the growth in the global market.

Research and development

Research and development expenses increased $2.7 million, or 25%, to $13.3 million for the nine-month period ended December 31, 2022 from approximately $10.6 million in the nine-month period ended December 31, 2021 as a result of continuous product innovation and development, including software enhancements.

Income tax expense

We accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. The majority of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in the nine-month periods ended December 31, 2022 and 2021. For the nine-month periods ended December 31, 2022 and 2021, we recorded total income tax expense of $35.2 million and $12.8 million, respectively, which reflected effective tax rates of 27.3% and 22.2%, respectively. These effective tax rates differ from the U.S. domestic statutory income tax rate of 21% primarily due to the U.S state and local income taxes coupled with the jurisdictional mix of income between the U.S. and other operating jurisdictions. We may in the future be subject to tax return audits and examinations by various taxing jurisdictions around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily with cash provided by operations and net parent contributions. Our principal uses of cash have been to fund our operations and invest in research and development. Excess cash has historically been distributed pursuant to a centralized cash management program administered by Flex. For as long as Nextracker is a controlled entity of Flex, Nextracker’s U.S. operations will continue to participate in the Flex cash pooling management programs intra-quarter and all outstanding positions are settled or scheduled for settlement as of each quarter end. On February 13, 2023, we borrowed $150.0 million in term loan that we entered into in connection with the IPO. We used the proceeds of the term loan, together with cash on hand, to make a distribution of $175.0 million to Flex (through Yuma and Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”)) and TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of the private equity firm TPG, (the “Distribution”) on February 13, 2023, immediately prior to the closing of the IPO. The revolving credit facility, which is available in U.S. dollars and euros on a revolving basis until the maturity date, will be available to fund working capital, capital expenditures and other general corporate purposes. See “Credit Facilities” below.

Credit Facilities

In connection with the IPO, Nextracker Inc. and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The LLC borrowed the Term Loan, and used the proceeds to finance, in part, the Distribution.

The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028 and is available to fund working capital and other general corporate purposes. A portion of the RCF not to exceed $300.0 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $100.0 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.

The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by Nextracker Inc., certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.

As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the guarantors are secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all of the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.

The Term Loan requires quarterly principal payments beginning on June 30, 2024 in an amount equal to 0.625% of the original aggregate principal amount of the Term Loan. From June 30, 2025, the quarterly principal payment will increase to 1.25% of the original aggregate principal amount of the Term Loan. The remaining balance of the Term Loan and the outstanding balance of any RCF loans will be repayable on February 11, 2028. Borrowings under the 2023 Credit Agreement are prepayable and commitments subject to being reduced in each case at the LLC’s option without premium or penalty. The 2023 Credit Agreement contains certain mandatory prepayment provisions in the event that the LLC or its restricted subsidiaries incur certain types of indebtedness or, subject to certain reinvestment rights, receive net cash proceeds from certain asset sales or other dispositions of property.

Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”)-based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis point to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros will bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC will also be required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is 5.12% (SOFR rate of 3.49% plus a margin of 1.63%).

The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a maximum consolidated total net leverage ratio.

Tax Receivable Agreement

In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement that provided for the payment by us to Yuma, Yuma Sub, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in Note 4, “Subsequent events,” in the notes to the Nextracker Inc. unaudited condensed financial statement, and Note 10, “Subsequent events,” in the notes to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.

We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months. We did not retain the proceeds of the IPO.

Cash Flows Analysis

	Nine-month periods ended
(In thousands)	December 31, 2022	December 31, 2021

	(Unaudited)
Net cash provided by (used in) operating activities	$72,382	$(105,742)
Net cash used in investing activities	(2,629)	(4,956)
Net cash provided by (used in) financing activities	1,258	(14,872)

Nine-month period ended December 31, 2022

Net cash provided by operating activities was $72.4 million during the nine-month period ended December 31, 2022. Total cash provided during the period was driven by net income of $93.8 million adjusted for non-cash charges of approximately $3.6 million related to depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $25.0 million. Accounts receivable and contract assets in aggregate increased approximately $93.7 million during the nine-month period ended December 31, 2022, resulting from longer billing and collection periods. Inventory increased by $79.0 million and other assets increased by $24.0 million primarily due to advance payments to suppliers to secure product with longer lead times and expansion of supplier capacity in the United States, continued logistics constraints and increased operations. Offsetting the cash outflows were increases in deferred revenue of approximately $88.4 million, primarily resulting from upfront funding of new contracts, increases in account payable of approximately $44.5 million directly associated with the increased inventory level, and increases in other liabilities of approximately $30.9 million.

Net cash used in investing activities was approximately $2.6 million and directly attributable to the purchase of property and equipment.

Net cash provided by financing activities was $1.3 million resulting from net cash transfers from Flex primarily pursuant to the centralized cash management function performed by Flex.

Nine-month period ended December 31, 2021

Net cash used in operating activities was $105.7 million during the nine-month period ended December 31, 2021. Net working capital and other was a net use of approximately $160.8 million. Cash used for inventory, accounts receivable and contract assets was approximately $234.9 million in the nine-month period ended December 31, 2021, as we funded increased operations and expansion of supplier capacity in the United States. Additionally, approximately $13.7 million in cash was used for other current and noncurrent assets during the nine-month period ended December 31, 2021, primarily due to increased advance payments made to suppliers for future procurement of inventory. This increase was offset by increased accounts payable of approximately $78.0 million directly associated with the increased inventory level, in addition to increased deferred revenue of approximately $19.2 million, primarily resulting from upfront funding of new contracts and timing of cash collections coupled with delays in projects as a result of logistics constraints. Further offsetting cash used for net working capital and other, net was net income of approximately $45.1 million adjusted for noncash charges of approximately $9.9 million related to depreciation and amortization.

Net cash used in investing activities was approximately $5.0 million and directly attributable to the purchase of property and equipment.

Net cash used in financing activities was $14.9 million resulting primarily from net cash transfers to Flex pursuant to the centralized cash management function performed by Flex.

Cash management and financing

We have historically participated in a centralized cash management program administered by Flex; disbursements are independently managed by us. The cash balance reflected in the combined balance sheets as of December 31, 2022 and March 31, 2022 and 2021 consist of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. For as long as Nextracker is a controlled entity of Flex, Nextracker’s U.S. operations may continue to participate in the Flex cash pooling management programs intra-quarter, and all outstanding positions are settled or scheduled for settlement as of each quarter end. “Due to related parties” are balances resulting from transactions between us and Flex subsidiaries that have historically been cash settled and are treated as operating activities in the statement of cash flows. Flex intercompany balances resulting from transactions between us and Flex that have not been historically cash settled are reflected within net parent investment on the combined balance sheets as these are deemed to be internal financing transactions and accordingly are treated as financing activities in the statement of cash flows.

Contractual obligations and commitments

As discussed in the “Credit Facilities” section above, we borrowed $150.0 million under the term loan in February 2023. There have been no other material changes to our contractual obligations and commitments from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus.

Off-Balance sheet arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Critical accounting policies and significant management estimates

Our unaudited condensed combined financial statements and the related notes thereto included elsewhere in this Quarterly Report are prepared in accordance with GAAP. The preparation of condensed combined financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs, and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies and significant management estimates are described under the heading “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and significant management estimates” in the Prospectus and the notes to the audited combined financial statements appearing elsewhere in the Prospectus. During the three- and nine months ended December 31, 2022, there were no material changes to our critical accounting policies and significant management estimates from those discussed in our Prospectus, except for the estimated additional product warranty reserve of $8.7 million as discussed in Note 2, “Summary of accounting policies–Product warranty,” in the notes to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report.

Recently adopted accounting pronouncements

See Note 2 “Summary of accounting policies - Recently issued accounting pronouncement” in the notes to our unaudited condensed combined financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had no outstanding indebtedness for borrowed money as of December 31, 2022. On February 13, 2023, we borrowed $150.0 million under the term loan. For more information, see note 10 “Subsequent events” in the notes to the unaudited condensed combined final statements in this Quarterly Report.

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2022 as compared to the fiscal year ended March 31, 2022.

Concentration of major customers

Our customer base consists primarily of EPC, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on the revenue and profits of the Company.

The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Customer A*	25.7%	10.5%	21.3%	13.8%
Top five largest customers	56.1%	41.4%	40.6%	37.6%

*	SOLV Energy

Our trade accounts receivables and contract assets are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We periodically evaluate our reserves for potential credit losses and establish reserves for such losses.

The following table sets forth the total accounts receivable, net of allowance for doubtful accounts and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable, net of allowance and contract assets, from our top five customers by percentage during the periods included below:

	As of
	December 31, 2022	March 31, 2022
	(Unaudited)
Customer A*	16.3%	10.3%
Customer E	—	13.0%
Customer F	10.0%	—
Top five largest customers	42.5%	45.5%

*	SOLV Energy

Commodity price risk

We are subject to risk from fluctuating market prices of certain commodity raw materials, such as steel, that are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition and results of operations.

In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by COVID-19, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruption have caused, and may continue to cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.

Foreign currency exchange risk

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. We intend to manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management.

Based on our overall currency rate exposures as of December 31, 2022 and March 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, disclosure controls and procedures were effective as required by the Exchange Act. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not believe that these matters, and we are not a party to any other legal proceedings that we believe, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

For more information, see note 7 “Commitments and contingencies” in the notes to the unaudited condensed combined final statements included elsewhere in this Quarterly Report.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the section entitled “Risk factors” included in the Prospectus.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On December 19, 2022, we issued 100 shares of common stock, par value $0.001 per share, to Yuma in exchange for $0.10, which shares were repurchased from Yuma and cancelled upon the filing our amended and restated certificate of incorporation and the completion of the Transactions. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

Use of Proceeds

On February 13, 2023, the Company closed the IPO and issued 30,590,000 shares of its Class A common stock to the purchaser of the offering (including 3,990,000 shares of Class A common stock issued to the underwriters upon exercise in full of their option to purchase such additional shares), at a public offering price of $24.00 per share. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discount, and before offering expenses. The estimated total expenses for the IPO were $8.3 million which were paid by Flex. The underwriters agreed to pay a portion of the expenses incurred in the IPO.

The Company used all of the net proceeds from the IPO as consideration for Yuma’s transfer to the Company of 30,590,000 LLC common units at a price per unit equal to $22.68, representing the initial public offering price per share of Class A common stock, less the underwriting discount. Yuma is an indirect, wholly-owned subsidiary of Flex Ltd. which owns through one or more subsidiaries 60.91% of the Company’s total outstanding shares of Class A common stock. J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and Barclays Capital Inc. acted as joint book-running managers in the IPO.

For additional details on the IPO, refer to the section “The Initial Public Offering” in Note 1, “Organization of Nextracker,” and to the section “The Transactions” in Note 10 “Subsequent events” in the notes to the unaudited condensed combined financial statements included elsewhere in this Quarterly Report.

Dividend Restrictions

Restrictions Relating to the 2023 Credit Agreement

The 2023 Credit Agreement includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2023 Credit Agreement or would be caused by giving effect to such dividend.

Restrictions Relating to the Separation Agreement

Pursuant to the Second Amended and Restated Separation Agreement by and among Flex, the Company, the LLC, and Flextronics International USA, Inc., the Company may not declare or pay any dividend on Nextracker securities without the prior written consent of Flex unless expressly authorized by the Company’s governing documents in effect as of February 1, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

			Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.	x

3.2	Restated Bylaws of Nextracker Inc.	x

10.1	Form of Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC.		S-1/A	333-269238	10.1	February 1, 2023

10.2	Form of Exchange Agreement.		S-1	333-269238	10.2	January 13, 2023

10.3	Form of Tax Receivable Agreement.		S-1/A	333-269238	10.3	January 24, 2023

10.4	Form of Letter Agreement.		S-1/A	333-269238	10.4	January 24, 2023

10.5	Form of Amended and Restated Separation Agreement by and among Flex Ltd., Nextracker LLC, Nextracker Inc. and Flextronics International USA, Inc.		S-1/A	333-269238	10.5	February 1, 2023

10.6	Form of Amendment to the Transition Services Agreement.		S-1	333-269238	10.7	January 13, 2023

10.7	Form of Registration Rights Agreement.		S-1	333-269238	10.9	January 13, 2023

10.8	Form of Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan.		S-1/A	333-269238	10.10	February 1, 2023

10.9	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.11	January 13, 2023

10.10	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for performance-based vesting awards (Executive).		S-1	333-269238	10.12	January 13, 2023

10.11	Form of Unit Option Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.13	January 13, 2023

10.12	Form of Indemnification Agreement.		S-1	333-269238	10.15	January 13, 2023

10.13	Form of Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc., and Yuma Acquisition Corp.		S-1/A	333-269238	10.16	January 24, 2023

10.14	Form of Credit Agreement by and among Nextracker Inc., the Other Holding Entities Party Thereto, Nextracker LLC, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Sumitomo Mitsui Banking Corporation, United Bank AG, New York Branch and U.S. Bank National. Association, as Co-Documentation Agents.		S-1/A	333-269238	10.22	February 1, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[4]	x

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

101	The following financial statements from Nextracker Inc.’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2022, filed with the Securities and Exchange Commission on March 8 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited condensed combined balance sheets, (ii) the Unaudited condensed combined statements of operations and comprehensive income (Loss), (iii) the Unaudited condensed combined statements of parent company equity (deficit) and redeemable preferred units, (iv) the Unaudited condensed combined statements of cash flows, and (v) the Notes to the Unaudited condensed Combined Financial Statements.	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nextracker Inc.

Date: March 8, 2023	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)