Form 10-K
period 2023-03-31
Nextracker Inc.
filed 2023-06-09
CIK 1852131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
March 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number:

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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate
by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes—Oxley Act
(15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common equity and, therefore, the registrant cannot calculate the aggregate market value of its common equity held by non-affiliates
as of such date. The registrant’s common stock began trading on the Nasdaq Global Select Market on February 9, 2023.
As of May 20, 2023, there were 45,886,065 shares of the registrant’s Class A common stock outstanding and 98,204,522 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form
10-K
where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form
10-K
relates.

FORWARD-LOOKING STATEMENTS

Special note regarding forward-looking statements

Certain statements included in this Annual Report are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: our future financial performance, cash flows, liquidity position or other results; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; the effects of the Transactions (as defined below) on our business; expected payments under the Tax Receivable Agreement (as defined below); growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future tax rates, tax credits and other tax provisions; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “will,” “may,” “should,” “could,” “would,” “believe,” “anticipate,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.

Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate, and speak only to our expectations as of the date of this Annual Report.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other events to be materially different from any future results, performance or other events expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. You should read this Annual Report and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results, performance or other events may be materially different from what we expect.

Important factors that could cause actual results, performance or other events to differ materially from our expectations include:

•	the demand for solar energy and, in turn, our products;

•	competitive pressures within the solar tracker industry;

•	competition from conventional and other renewable energy sources;

•	variability in our results of operations, including as a result of fluctuations in our customers’ businesses as well as seasonal weather-related disruptions;

•	the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy;

•	our reliance on our suppliers and any problems with our suppliers or disruptions in our supply chain;

•	our ability to rapidly establish U.S. or foreign supplier manufacturing in response to business conditions or criteria for government incentives;

•	changes in the global trade environment, including the imposition of import tariffs or bans;

•	the impact of the COVID-19 or other pandemics on our business, results of operations and financial condition;

•

a further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, impacting the ability of project developers and owners to finance the cost of a solar energy system;

•	a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment to us;

•	defects or performance problems in our products;

•	delays, disruptions or quality control problems in our product development operations;

•	global disruption related to the Russian invasion of Ukraine;

•	pressure on margins or the availability of solar project financing due to inflation;

•	severe weather events, natural disasters and other catastrophic events;

•	our continued expansion into new markets;

•	our indebtedness;

•	electric utility industry policies and regulations;

•	decreases in the price of electricity;

•	our failure to protect our intellectual property and trade secrets or to successfully defend against third-party claims of infringement;

•	cybersecurity or other data incidents; and

•	the other risks and uncertainties set forth in the section entitled “Risk Factors.”

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We claim the protection of the safe harbor for forward-looking statements contained in the Exchange Act and the Securities Act for any forward-looking statements.

Market and industry data

We use market data and industry forecasts and projections throughout this Annual Report, and in particular in the section titled “Business.” We have obtained the market data from certain third-party sources of information, including publicly available industry publications and subscription-based publications, including the following:

•	Energy Information Administration, Energy Power Monthly with Data for May 2022, July 2022

•	International Energy Agency, Renewables 2022, December 2022, all rights reserved

•	International Renewable Energy Agency, Battery Storage Paves Way for a Renewable-powered Future, March 2020

•	Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020

•	Lazard Ltd., Levelized Cost of Energy Plus, April 2023

•	Renewables Now, Renewables 2020 Global Status Report, 2020

•	U.S. Energy Information Administration, Electric Power Monthly with Data for May 2022, July 2022

•	U.S. Energy Information Administration, Coal will account for 85% of U.S. electric generating capacity retirements in 2022, January 2022

•	Wood Mackenzie Ltd., Global solar PV market outlook update and associated data: Q1 2023, March 2023

•	Wood Mackenzie Ltd., Global solar PV system price: country breakdowns and forecasts, June 2023

•	Wood Mackenzie Ltd., Global solar PV tracker landscape 2022 and associated data, December 2022

•	Wood Mackenzie Ltd., Global solar PV tracker market share 2022, June 2022

Industry forecasts are based on surveys and the preparer’s expertise and there can be no assurance that any of the industry forecasts will be achieved. We believe these data are reliable, but we have not independently verified the accuracy of this information nor have we ascertained the underlying economic assumptions relied thereon. Any industry forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the market data presented herein, industry forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors.”

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references in this Annual Report to “Nextracker,” the “Company,” “we,” “us” and “our” shall mean both Nextracker LLC (the “LLC”) and its consolidated subsidiaries prior to the IPO (as defined below) described in this Annual Report and to Nextracker Inc. and its consolidated subsidiaries following the IPO and the related transactions completed in connection with the IPO.

Our mission

Our mission is to be the world’s leading energy solutions company enabling the most intelligent, reliable and productive solar power.

Overview

We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. We led the solar industry based on gigawatts (“GW”) shipped globally in 2015 and both globally and in the United States from 2016 to 2021.1

Over the past several years, the cost of solar energy has declined significantly, and today utility-scale solar is one of the lowest cost sources of wholesale energy production, driving demand for solar energy globally. In addition, demand for renewable energy continues to increase as countries, industries and firms move to reduce their carbon footprint and pursue more aggressive decarbonization targets. Electrification, including the proliferation of electric vehicles and the replacement of natural gas with electricity in buildings and residences, is expected to drive increased demand for energy production, including solar energy. We believe that both the attractive cost of solar generation and increasing demand for renewable energy will drive continued growth in the utility-scale solar market. Approximately 63% of installations in the United States are larger than 5 megawatts (“MW”) and most correspond to the utility-scale segment.2

[1]	Wood Mackenzie, June 2022. 2022 data is not yet available.
[2]	Wood Mackenzie, March 2023 (Global solar PV market outlook update Q1 2023).

The solar tracker market plays a key part in driving the global energy transition by increasing energy production and improving the levelized cost of energy (“LCOE”). The majority of utility-scale projects installed today in mature markets such as the United States, Latin America and Australia use solar trackers, and adoption of solar tracker technology is growing in developing solar markets such as the Middle East and Africa. According to Wood Mackenzie, the global solar tracking market is estimated to be a $71 billion cumulative opportunity from 2020 to 2030, representing approximately 682 GW of solar capacity installed over that time period.3

By optimizing and increasing energy production and reducing costs, our tracker products and software solutions offer significant return on investment (“ROI”) for utility-scale solar projects. Utility-scale solar projects that use single axis solar trackers generate up to 25% more energy than projects that use fixed-tilt systems that do not track the sun. To achieve these benefits, the industry initially focused on linked-row tracker architecture that moves rows of solar panels together as one unit to follow the sun. We have developed the next generation of solar trackers that enable rows to move independently, providing further benefits to customers. Our intelligent independent row tracking system incorporates proprietary technology that we believe produces more energy, lowers operating costs, is easier to deploy and has greater reliability compared to linked row, other independent tracker products and fixed-tilt systems. Our tightly-integrated software solutions use advanced algorithms and artificial intelligence technologies to further optimize the performance and capabilities of our tracker products.

We have shipped more than 75 GW of our solar tracker systems as of March 31, 2023 to projects on six continents for use in utility-scale and ground-mounted distributed generation solar applications worth more than $68 billion (based on global utility-scale system pricing).4 Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. We are a qualified, preferred provider to some of the largest solar EPC firms and solar project developers and owners in the world.

We have firm orders, comprised of executed contracts, purchase orders and volume commitment agreements, for projects that total approximately $2.6 billion in the aggregate as of March 31, 2023. These firm orders do not include our pipeline for projects that are currently in various pre-execution stages of negotiations. We had firm orders totaling approximately $1.3 billion and $1.1 billion as of March 31, 2022 and 2021, respectively.

We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex Ltd (“Flex”). in 2015. Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across five continents. Flex’s strong financial backing has helped us accelerate our penetration of our end markets and run an optimized supply chain.

Our growth and success are evidenced by our operating and financial results in the fiscal years 2023, 2022 and 2021:

•	We generated revenue of $1.9 billion, $1.5 billion and $1.2 billion for fiscal years 2023, 2022 and 2021, respectively.

•

We generated gross profit of $287.0 million, $147.0 million and $232.0 million for fiscal years 2023, 2022 and 2021, respectively. Non-GAAP gross profit was $300.0 million, $152.6 million and $242.0 million for fiscal years 2023, 2022 and 2021, respectively.

•

We generated operating income of $168.5 million, $65.9 million and $158.5 million for fiscal years 2023, 2022 and 2021, respectively. Non-GAAP operating income was $203.1 million, $90.4 million and $177.9 million for fiscal years 2023, 2022 and 2021, respectively.

[3]	Wood Mackenzie, December 2022 (The Global solar PV tracker landscape 2022). Global total addressable market excludes China.
[4]

Wood Mackenzie, June 2023 (Global solar PV system price: country breakdowns and forecasts). The $68 billion value represents the estimated aggregate capital expenditures made on solar applications in order to build the projects; solar trackers generally represent approximately 12% of those capital expenditures. Such value is not necessarily indicative of the current market value of the projects as financial assets, which could depend on each project’s future projected cash flows.

•	We generated net income of $121.3 million, $50.9 million and $124.3 million in fiscal years 2023, 2022 and 2021, respectively.

•	Non-GAAP net income was $153.1 million, $69.9 million and $140.3 million for fiscal years 2023, 2022 and 2021, respectively.

•	Adjusted EBITDA was $209.0 million, $92.3 million and $179.2 million for fiscal years 2023, 2022 and 2021, respectively.

•	Net income as a percentage of revenue was 6.4%, 3.5% and 10.4% for fiscal years 2023, 2022 and 2021, respectively.

•	Adjusted EBITDA as a percentage of revenue was 11.0%, 6.3% and 15.0% for fiscal years 2023, 2022 and 2021, respectively.

Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See “Non-GAAP measures” section within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Initial Public Offering and related Transactions

On February 8, 2023, our registration statement on Form S-1 relating to Nextracker Inc.’s initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023.

Nextracker Inc. and the LLC completed the following reorganization and other transactions in connection with the IPO (collectively, referred to as the “Transactions”):

•

Immediately prior to the completion of the IPO, Nextracker Inc. issued 128,794,522 shares of its Class B common stock to Yuma, Inc. (“Yuma”), Yuma Subsidiary, Inc. (“Yuma Sub”), a Delaware corporation and wholly-owned subsidiary of Yuma, and TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of the private equity firm TPG (“TPG”), in exchange for cash consideration, which number of shares was equal to the number of common units of the LLC held directly or indirectly by Yuma, Yuma Sub and TPG Rise (not inclusive of those held by affiliated blocker corporations – see below) immediately following the Transactions and before giving effect to the IPO.

•

Immediately prior to the completion of the IPO and as permitted under and in accordance with the limited liability company agreement of the LLC in effect prior to the IPO (the “Prior LLC Agreement”), TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of Nextracker Inc., with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free transaction. In connection with such blocker corporations’ mergers, the investors in each such blocker corporation received a number of shares of Nextracker Inc.’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of 15,279,190 shares of Nextracker Inc.’s Class A common stock. For additional detail refer to the below section “Redeemable preferred units.”

•

Immediately prior to the closing of the IPO, the LLC made a distribution in an aggregate amount of $175.0 million (the “Distribution”). With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata LLC units. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement, as further discussed in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

•	Nextracker Inc. used all the net proceeds from the IPO ($693.8 million) as consideration for Yuma’s transfer to Nextracker Inc. of 30,590,000 LLC common units at a price per unit equal to $22.68.

•	In connection with Yuma’s transfer to Nextracker Inc. of 30,590,000 LLC common units, a corresponding number of shares of Nextracker Inc.’s Class B common stock held by Yuma were canceled.

•	In connection with the IPO, Nextracker Inc. repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.

On February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.

On February 13, 2023, the members of the LLC entered into the Third Amended and Restated Limited Liability Company Agreement of the LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of the LLC. Nextracker Inc. beneficially owned 45,886,065 LLC common Units after the completion of the IPO and the Transactions and as of March 31, 2023.

For further discussion on the IPO and related transactions, see the “Overview—Initial Public Offering,” “Overview—Reverse Unit Split” and “Liquidity and Capital Resources—Credit Facilities” sections within “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Industry trends

Growing demand for solar energy production is driven by the increasing cost competitiveness of solar energy and global trends including decarbonization and electrification.

Globally, many countries, industries and firms have been aggressively pursuing decarbonization standards that pledge to increase the percentage of electricity production from renewable energy sources while decreasing use of fossil fuel and nuclear generation. This pursuit, coupled with increasing demands for electrification to help achieve greenhouse gas emissions reductions, has created a significant demand for clean energy production. Electrification refers to electricity replacing other sources for energy consumption, such as the transition to electric vehicles and electric heating.

Solar is the fastest growing segment of the renewable energy sector and has become one of the most cost-effective forms of wholesale energy generation. According to Lazard, from 2009 to 2021, the cost of solar generation fell by 90%.5 Today, solar electricity is competitive with both natural gas and wind and costs significantly less than some conventional generation technologies such as coal and nuclear.

Utilities are expanding solar generation both to replace pre-existing capacity from conventional plants as they are retired and to build new capacity as overall electricity demand grows. As more coal generation plants were retired than constructed, global coal capacity began to fall for the first time ever in 2020 and continued to fall in 2021 and the first half of 2022.6 The U.S. Energy Information Administration (“EIA”) expected retirement of coal-fired generators to increase again in 2022 -12.6 GW of coal capacity is scheduled to retire in 2022, or 6% of the coal-fired generating capacity that was operating at the end of 2021.7 The International Energy Agency expects solar power to account for more than 70% of renewable electricity net capacity additions worldwide from 2023 to 2027.8

[5]	Lazard, 2023. Note: Unless otherwise indicated, the analysis assumes 60% debt at 8% interest rate and 40% equity at 12% cost.
[6]	Electric Power Monthly, May 2022.
[7]	U.S. Energy Information Administration, January 2022.
[8]	International Energy Agency, 2022.

In the United States, capacity is projected to grow with nearly 190 GW of new solar installations across all market segments from 2023 to 2027, more than double the increase over the prior five-year period from 2018 to 2022.9 International markets are expected to grow in both more developed solar markets such as Latin America, Australia and Europe, as well as in emerging markets such as the Middle East, Africa and Southeast Asia. All such markets are experiencing growth as cost declines have made solar more attractive. Approximately 63% of installations in the United States are larger than 5 MW and most correspond to the utility-scale segment.10

In the 1980s, many utility scale plants in the early growth of the industry used fixed-tilt mounting systems to secure PV panels. Fixed-tilt systems hold PV panels in a non-moving, fixed orientation, typically arranged in south-facing rows tilted at an appropriate elevation angle based on summer or winter energy optimization.

Fixed-tilt structures remained the predominant mounting system for ground-based projects until the commercialization of tracking systems in the early 1990s.

Today’s utility-scale solar plants have evolved from ‘fixed-tilt’ systems to generally rely on solar tracking technologies that increase electricity generation and improve economics for plant owners by enabling solar panels to rotate and follow the sun’s movement across the sky. Single axis solar trackers can increase energy yield of solar projects and generate up to 25% more energy than projects that use fixed-tilt, or stationary, panel mounting systems that do not track the sun.11 The additional cumulative revenue from energy production that trackers provide typically exceeds the incremental cost of using a tracking system, improving the LCOE and providing significant ROI for solar projects.

There are several types of tracking solutions with differing geometry and operational characteristics. The majority of the market uses single axis horizontal trackers such as our solar tracker products. We believe single axis horizontal trackers offer the best optimization of performance, cost and reliability for utility-scale solar plants. Other tracking designs, such as dual axis trackers, are typically more expensive and primarily used for niche applications.

While solar trackers have existed for over 30 years, there are many limitations to competing tracker solutions that reduce ROI for utility-scale solar plants.

•

Legacy architectures. Certain tracker technologies in the market today rely on a legacy, linked-row architecture. These systems use mechanical linkages and a single large motor to simultaneously move multiple interconnected, or “linked,” rows of trackers, introducing significant single points of failure. Linked-row architectures were designed over 30 years ago primarily due to the high cost of electric motors and control systems at the time. These designs do not leverage the substantial cost reductions in motors and control systems today, and have limitations in optimizing performance, reliability and operations.

•

Lack of software and sensor capabilities. Legacy architectures were not designed to tightly couple the solar tracker with advanced software and sensors to further increase energy production levels, optimize performance for variable site and severe weather conditions, and efficiently manage a power plant’s operating costs.

•

Vulnerable to damage from severe weather conditions. Solar power plants can be damaged by severe weather conditions, including flooding, hail and extreme wind events. Other tracker architectures have exhibited significant vulnerabilities to such conditions.

•

Difficult to deploy. Other solar tracker architectures may incur substantial installation costs and significant time to deploy and operationalize due to factors such as greater structural complexity. Since many project sites have varying topographies, legacy architectures can create additional deployment complexities, such as significant site grading costs and longer installation and commissioning processes.

[9]	Wood Mackenzie, March 2023 (Global solar PV market outlook update Q1 2023).
[10]	Wood Mackenzie, March 2023 (Global solar PV market outlook update Q1 2023).
[11]	Joule, 2020.

•

Difficult to operate. Legacy linked-row architectures create challenges with management of the solar array. Physically-linking tracker rows together significantly inhibits or eliminates the ability to control each row independently to increase overall power production. In addition to introducing significant single points of failure, linkages also create a physical barrier that limits vehicle access for maintenance activities, such as panel cleaning and vegetation management, thus increasing operating costs and reducing power production.

•

Lack of future upgradability. Most trackers are designed with a fixed set of features and capabilities at the time of their installation. As a result, future software and mechanical upgrades are unavailable or cost prohibitive, in large part due to limited control systems and connectivity capabilities in existing solutions.

We believe that our solution addresses these limitations and provides tremendous benefits to our customers and end users.

Our solution

We provide intelligent, integrated solar tracker and software solutions that use an innovative design approach to enable new capabilities and to expand the viability of trackers across a broader range of topographical and climate conditions.

Tracking solutions portfolio

NX Horizon is our flagship solar tracking solution. NX Horizon’s smart solar tracker system delivers what we believe to be an attractive LCOE and has been deployed more than any other tracker as of December 31, 2021. Based on our internal analysis, experience and customer feedback, we believe we generally have an LCOE advantage compared to legacy linked row trackers. NX Horizon’s system mounts a single line of panels along a tracker row. NX Horizon’s reliable self-powered motor and control system, balanced mechanical design and independent-row architecture provide project design flexibility while lowering operations and maintenance costs. With its self-aligning module rails and vibration-proof fasteners, NX Horizon can be easily and rapidly installed. The self-powered, decentralized architecture allows each row to be commissioned in advance of site power and is designed to withstand high winds and other adverse weather conditions. NX Horizon combines several key features that improve performance, reliability and operability compared to competing designs.

NX Gemini is our two-in-portrait (“2P”) format tracker which holds two rows of solar panels along the central support beam. Ideally suited for sites with challenging soils, high winds and irregular boundaries, NX Gemini features a distributed drive system for robust stability in extreme weather, eliminating the need for dampers and minimizing energy required to stow panels in a safe position during inclement weather.

In March 2022, we launched NX Horizon-XTR, our terrain-following tracker designed to expand the addressable market for trackers on sites with sloped, uneven and challenging terrain. NX Horizon-XTR conforms to the natural terrain of the site, reducing or eliminating cut-and-fill earthworks and reducing foundation lengths. These benefits help accelerate construction schedules and make trackers more economically and environmentally viable on difficult sites.

•

Independent rows. Over the last decade, the substantial decrease in the cost of electric motors and control systems helped accelerate the adoption of independent row tracking systems over linked-row architectures. In addition to the ability to rotate each row individually, independent rows provide many benefits such as increased redundancy and therefore lower risk of single points of component failure, site layout flexibility including reduced grading requirements, ease of installation, and ease of maintenance and operations, including unrestricted vehicle access.

•

Mechanically-balanced rows. Our patented, mechanically-balancing rows have several benefits, including greater range of motion, less energy required to rotate the panels than competing products, and reduced component wear and tear. Mechanical balancing also enables greater elevation of solar panels above a central support beam (torque tube), significantly improving energy production in bifacial applications by allowing more reflected light to reach the back side of the panel. Bifacial panels capture sunlight on both their front and back sides and are increasingly adopted in utility-scale projects.

•

Self-powered. Our tracker design includes the placement of a small solar panel on each row that powers the trackers, eliminating the need for more expensive AC power. In addition, our self-powered controller also enables advanced software capabilities by collecting and distributing real-time sensor data.

•

Terrain following capability. Unlike typical designs that constrain tracker rows to a plane, Nextracker’s NX Horizon-XTR tracker variant conforms to a site’s natural terrain undulations. This design eliminates or reduces the cost and impact of cut-and-fill earthworks, reduces foundation material, eases permitting and accelerates project construction schedules. NX Horizon-XTR’s ability to significantly reduce earthwork allows many otherwise infeasible sites to become economically viable for solar trackers. Less earthwork lowers upfront costs and improves scheduling while mitigating environmental impacts to topsoil, native vegetation, and natural drainage features.

•

Embedded sensors and connectivity. Our embedded sensors and wireless mesh network with real-time connectivity enable visibility and system monitoring of critical components and remote maintenance, upgrades, and future software enhancements if separately purchased by the customer.

•

Operation and maintenance efficiency. Our highly engineered fasteners replace standard nuts and bolts. Our fasteners increase long-term reliability and eliminate the need for periodic inspection and maintenance required by systems held together with nuts and bolts.

•

Sealed, elevated drive system. All our trackers have sealed gears, motors and controllers, which are typically elevated three or more feet above the ground, protecting the system against dust, flooding and ground accumulations of snow and ice.

Software solutions portfolio

We offer a number of software solutions to optimize the performance and capabilities of our tracking solutions. Our software is licensed on a separate basis and integrated with our tracker products, leveraging the embedded sensors, communication and control capabilities in these solutions. When we develop new software features, we can provide these capabilities to both our customers’ existing installed fleet as well as new projects. Through software innovation, we have been able to improve energy yields and operability over time, providing differentiated benefits to our customers.

As of March 31, 2023, TrueCapture has been installed on approximately 199 projects. TrueCapture is an intelligent, self-adjusting tracker control system that uses machine learning to increase typical solar power plant energy yield between 1-2.2% for the majority of projects. While linked row tracking systems angle all rows in an identical direction facing the sun, TrueCapture boosts solar power plant production by continuously optimizing the position of each individual tracker row in response to site features such as varying topography and changing weather conditions.

NX NavigatorTM, which is typically bundled for no additional fee with TrueCapture, enables solar power plant owners and operators to monitor, control and protect their solar projects. An intuitive dashboard helps plant managers to precisely visualize real-time operational data at the site, subfield and individual tracker level. In addition, NX Navigator’s risk mitigation features include Hurricane/Typhoon Stow and Hail Stow modes, both of which quickly command solar panels to rotate to safe positions in response to inclement weather that might otherwise cause significant damage to solar panels.

Benefits of our solution

We approach tracking with a holistic and forward-thinking view toward increasing solar power plant energy production levels and decreasing operating and maintenance costs. Our trackers provide high levels of performance and operability and improve over time through our separately licensed software solutions. We see trackers as not only a physical mounting and rotating platform for solar panels, but also as a nexus of intelligent control and optimization for the entire solar plant. Our innovative approach provides the following significant competitive advantages:

•

Next-generation architecture. Our self-balancing, independent-row architecture provides many performance and cost advantages, including improved reliability, easier access for maintenance vehicles, a wide rotational range and the ability to optimize the tracker angle on a row-by-row basis for increased energy production. Unlike some linked-row designs, our key drive components are located well above ground to reduce risk from flooding and ground accumulations of snow and ice.

•

Advanced software and sensor capabilities. We optimize performance and operability through hardware and software integration, validated by rigorous testing and field-based measurement and verification. Our software solutions interface with our network of data-mining sensors dispersed throughout the solar plant and enable operators to optimize performance for various shading and lighting conditions and efficiently manage the solar plant at scale.

•

Ease of deployment. Our solutions are designed to enhance system configuration and planning for customers, reduce costs associated with grading, earthworks, anchoring, deployment and other installation, and reduce time to deploy and operationalize. Our trackers are self-powered, reducing ongoing system reliance on more costly AC power and allowing newly-constructed plants to begin generating solar power sooner than tracking solutions that require external power to operate.

•

Future upgradability. We take an innovative approach to ‘future proofing’ the optimization of our trackers over time, enabling the release of improved features and capabilities to both legacy and new solar projects via future software enhancements to our separately sold software solutions.

•

Severe weather protection. Our systems combine multiple approaches to reduce risk of damage while maintaining as much energy production as feasible in severe weather conditions. Our trackers use wind stowing methods and dampening based on research on dynamic wind force mitigation, increasing protection against high winds while seeking to minimize energy production impacts. Our software also provides rapid stowing modes to reduce risk of damage from hail and a feature that automatically puts the panels into stow position shortly after a loss of utility power.

•

Superior production for bifacial solar panels. Our tracker platforms are designed to optimize production from bifacial solar panels. Bifacial panels capture sunlight on both their front and back sides and are increasingly adopted in utility-scale projects. Our architecture is designed to mitigate obstructions that can block reflected light from reaching the back side of the panels.

Our key strengths

•

Global leader in the solar tracking industry. We are the global leader in the solar tracking industry based on GW shipped and have been for seven consecutive years from 2015 to 2021. As of March 31, 2023, we have cumulatively shipped more than 75 GW of solar tracker systems since our inception in 2013, which we believe to be the most in our industry’s 30 year history. We have over 200 active customers across more than 30 countries, including all of the top 10 EPCs in the U.S. We expect these markets to increasingly shift to solar tracking and away from fixed-tilt systems over time, providing additional tailwinds for the solar tracking industry.

•

Culture and track record of innovation. We have an exceptional culture focused on driving thought leadership and innovation within our industry over many years. We pioneered what we believe to be today’s leading generation of tracker solutions, including many “industry first” innovations, such as self-powering and self-grounding capabilities, and associated software offerings. Our innovation capabilities have driven improvements in our products over time, as seen through the leading energy capture performance of our trackers. Our software offerings continue to optimize our trackers, driving energy yield, cost reductions and increased resilience in variable environments where our customers operate.

•

Proven solutions with a long track record of performance and reliability. We have an established track record of delivering what we believe to be the highest performing trackers for solar energy projects in markets around the world, which is especially critical for a product with an expected 35+ year lifetime. We consistently receive positive customer feedback regarding the quality and reliability of our products, including proven enhancements in energy yield and operating costs.

•

Strategic, value-driven relationships throughout the customer value chain. We have developed long-term, entrenched strategic relationships throughout the value chain with leading developers, EPCs, owners and operators of solar projects. These relationships differentiate our go-to-market engine, enabling us to serve as strategic advisors to each of these stakeholders in a solar project. These relationships also provide valuable customer feedback that helps guide our ongoing innovation.

•

Differentiated, robust intellectual property portfolio. We have a large portfolio of intellectual property protecting both our hardware and software products. We have 81 issued U.S. patents, 118 granted non-U.S. patents and 209 U.S. and non-U.S. patent applications pending, including provisional patent applications pending in the U.S. and pending Patent Cooperation Treaty (“PCT”) applications across our product portfolio as of March 31, 2023. We have 47 issued U.S. patents and 43 U.S. and PCT patent applications pending on our core tracking mechanical structures such as our balanced system and tracker frames, and 24 issued U.S. patents and 17 U.S. and PCT patent applications pending on our yield-improving technologies, including adaptive control methods utilized through TrueCapture as of March 31, 2023.

•

Visionary, founder-led management team. Our founders and management team pioneered tracking technology and are the driving force behind our vision, mission and innovation. Key members of our management team have an average of 20 years of experience in the solar industry. Our highly-talented leadership team enables us to develop innovative products, build long-term partnerships across the solar value chain and foster our mission-driven culture.

Our growth strategies

We intend to drive the growth of our business primarily through the following strategies:

•

Maintain clear leadership position in sophisticated and growing U.S. market. We are the U.S. leader in the solar tracking industry based on GW shipped. The U.S. solar market for installations larger than 5 MW, most of which correspond to the utility-scale segment, is projected to grow at a 12% compound annual growth rate over the next 9 years.[12]

•

Expand in rapidly growing and maturing international markets. We have a strong presence in the Australia, Latin America, the Middle East and Africa markets, which have demonstrated significant growth over the past five years.[13] We believe there is an opportunity both to grow with existing customers and acquire new customers as these markets mature and increasingly prioritize technological capabilities and energy yield. Several emerging markets, such as the Middle East, Africa and Southeast Asia, are early in the adoption curve of solar tracking solutions. We expect these markets to increasingly shift to solar tracking and away from fixed-tilt systems over time, providing additional tailwinds for the solar tracking industry.

•

Leverage our cutting-edge technological expertise to expand the existing addressable market. With solar projects increasingly built in geographies with challenging weather or topography, the need for technology innovation is critical to further growth. NX Horizon-XTR illustrates our efforts to enable our customers to achieve competitive economics in these site conditions, thereby expanding our total addressable market (“TAM”).

•

Expand our product offerings and capitalize on our large installed base. Our flagship software offering, TrueCapture, increases typical solar power plant energy yield between 1-2.2% for the majority of projects. In addition, based on our internal analysis, we believe our flagship software offering creates some gains

[12]	Wood Mackenzie, March 2023.
[13]	Wood Mackenzie, December 2022.

outside of this range, depending on site topography, construction variances, project design, and weather conditions. In addition to making us more competitive with new customers and projects, we can cross-sell this and other software offerings to our pre-existing customer base which built solar plants prior to our software coming to market. We have shipped more than 75 GW of tracker systems as of March 31, 2023, of which approximately 29% utilize TrueCapture technology. Legacy systems which have not incorporated TrueCapture represents another embedded growth opportunity.

•

Pursue selective and accretive acquisitions to complement our existing platform. We will continue to evaluate opportunities to make acquisitions that expand our portfolio and provide more value for customers. Our management team has experience successfully integrating acquisitions, including the machine learning software company BrightBox Technologies and the intellectual property assets of Optimum Tracker.

Our market opportunity

Trackers are the fastest-growing utility-scale mounting system across the world, with the percentage of ground-mounted solar installations (in GW) utilizing trackers growing from 23% in 2015 to a projected 49% in 2022 globally (and was over 80% in 2022 in mature markets such as the United States and Australia), according to Wood Mackenzie.14 In addition, the most recent tracker-specific forecasts from Wood Mackenzie estimated a $4.6 billion market for trackers in 2022, the third consecutive year in which the annual market value of trackers would exceed that of fixed-tilt systems for the ground-mounted market.15 We believe that the global demand for trackers is growing faster than the overall demand for mounting systems because solar energy projects that use trackers generate significantly more ROI than projects that do not. According to Wood Mackenzie, the global tracker market is expected to be a $71 billion cumulative opportunity from 2020 to 2030, representing approximately 682 GW of solar installed over that time period.16

Customers

Our large and diversified customer base consists of over 200 active customers across more than 30 countries as of March 31, 2023. Customers and owners of our products include many of the largest and most successful companies in the industry. Our EPC customers often build multiple projects at a time for their customers and purchasing decisions are typically made on a per-project basis. A small number of customers deploy our products for ground-mounted distributed generation projects such as powering the customers’ buildings or facilities. For the fiscal year 2023, we derived 68% of our revenue from projects in the U.S. and 32% from projects in international markets.

In fiscal year 2023, we began our Volume Commitment Agreement (“VCA”) program, which consists of signed contracts with developers, plant owners, and EPCs comprising multiple projects typically to be deployed over multiple years. By the end of fiscal year 2023, our backlog includes over $1.8 billion of project-specific purchase orders and over $670 million of VCAs comprising multiple specific projects. We define backlog as executed contracts or purchase orders with deposit, build of materials and ship dates, as well as executed VCAs with customer deposits for multiple projects.

We believe our VCA program, which we began in fiscal year 2023, provides even greater visibility into our future revenue and growth. In general, legacy backlog contracts take three to five quarters to cycle into revenue while we expect our VCA agreements to cycle into revenue from three to eight quarters.

Sales and marketing

Our sales and marketing strategy is focused on building long-term relationships with key parties involved in developing, building, owning and maintaining utility-scale solar projects. We educate those parties on the

[14]	Wood Mackenzie, December 2022. Global total addressable market excludes China.
[15]	Wood Mackenzie, December 2022.
[16]	Wood Mackenzie, December 2022. Global total addressable market excludes China.

benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance and advanced software and sensor capabilities compared to competing products. We leverage a variety of techniques to build awareness of and communicate our value propositions, including comprehensive digital marketing campaigns, independent studies, white papers, training programs, thought leadership seminars and participation in industry conferences and events. We sell systems both on an individual project basis and through long-term master supply agreements.

Our collaborative, full-project-lifecycle approach to selling involves working closely with developers, independent engineers, EPCs and their subcontractors, project operators and owners, and operations and maintenance providers. We work collaboratively with customers and stakeholders as a strategic partner through all stages of the project lifecycle to ensure success, including collaborating on site design/layout, wind studies, geotechnical analysis and value engineering. Once the sale is completed, our project management teams continue engaging with the customer through installation and commissioning phases to ensure smooth delivery and project execution. Our asset management team then provides ongoing technical and general customer support for the life of the project, offering system monitoring, training programs, spare parts management and other maintenance services. This approach creates a broad array of touchpoints with the customer organization, strengthening loyalty in the relationship that drives repeat business and entry into new markets with the customer. For the fiscal year ended March 31, 2023, 80% of our revenue was generated from existing customers.

We have regional sales leaders based in each market that are supported by local project engineering teams and other specialists to help customers evaluate our solutions and optimize system designs in the context of local market characteristics. Due to the critical role of trackers in utility-scale power plants, tracker procurement is based on a complex set of buying criteria with input often coming from multiple stakeholders. As a result, we frequently engage with multiple parties in the sales process including the direct purchaser, such as a developer or EPC, and other stakeholders, such as the long-term plant owner. We believe our comprehensive go-to-market approach throughout the project lifecycle creates stickiness and loyalty in all stakeholder relationships, which can be carried forward as customers expand into new markets.

Our globally diversified operational footprint places sales, engineering and key product and project support functions in close proximity to major tracker markets around the world. This enables us to ensure customer success throughout the project lifecycle, from sales and project design engineering leveraging local expertise to optimize system designs for regional requirements, through deployment and commercial operation. We are well-positioned to provide timely commercial and technical support with personnel in the local time zone and within short travel distances to customer and project sites.

In the United States, we maintain dedicated sales staff principally in California and Tennessee, providing coverage across an expansive geographic market. Our international sales representatives are located in Spain (Madrid and Seville), Australia (Manly), Mexico (Mexico City), India (Hyderabad), United Arab Emirates (Dubai), Brazil (São Paulo) and Singapore. Sales employees in Madrid, Manly, Mexico City, Hyderabad and São Paulo are supplemented by regional project engineering and project management staff with significant local expertise. These regional teams leverage deep understanding of local jurisdictions, regulations, language and culture, and location-specific installation considerations of each project to foster customer success. Several international offices complement our U.S. headquarters with supply chain, operations and R&D support. Our Hyderabad, India office has approximately 202 employees across sales, engineering, project management and corporate support functions as of March 31, 2023. This office serves not only as a regional hub to support deployments in South Asia and the emerging Middle East and Africa markets, but also as an independent R&D center that conducts parallel technology development alongside our U.S. headquarters, accelerating time to market for new features and products.

Research and development

We commit significant resources to our research and development efforts in order to maintain and extend our differentiated technology and innovation leadership and to enhance value for our customers. We believe that since our inception, we have developed and commercialized the most advanced solar tracking hardware and associated software systems adopted by the global utility-scale solar industry. Our engineering team embraces customer feedback as part of its design processes, with numerous product enhancements resulting from direct customer engagement and collaboration.

We operate state of the art product testing facilities to conduct functional and reliability testing for both individual components and complete system architectures. Approximately 7,800 square feet of laboratory space is dedicated to rapid prototyping and mechanical, electrical and environmental analysis of our products. Our “Center of Solar Excellence” is located adjacent to our Fremont, California headquarters. This six-acre outdoor facility serves as a collaborative technology showcase and research facility, enabling our engineering teams and technology partners to develop, test and commercialize proprietary technologies in a real-world power plant setting. This facility is co-located with our core engineering personnel and allows us to accelerate time-to-market for new products.

We also sponsor an internal program, NX Accelerator, to incubate new product concepts with a dedicated team focused on next generation technologies. This team explores a variety of ideas for potential adoption by our core business. NX Accelerator has considered concepts such as plant-level software and control solutions, modular power plant and microgrid platforms, and intelligent integration of power plant components and systems.

We believe we lead the industry in R&D related to severe weather protection and have pioneered work in dynamic wind force analysis in collaboration with leading engineering firms. Our groundbreaking wind-tunnel studies led to the characterization of phenomena such as vortex shedding and influenced tracker wind-protection strategies throughout the industry. Similarly, to understand hail damage risk, we worked with third-party labs to develop optimized protection strategies which ultimately informed our NX Navigator tool. We have a team with significant experience in the solar tracking industry from a number of engineering fields, including electrical, civil and mechanical. As of March 31, 2023, we employed 163 engineers, including our software development team which consisted of 18 employees.

Our research and development efforts extend beyond the tracker and include initiatives related to the integration of other power plant components to reduce costs and improve performance, availability and dispatchability. The team has successfully extended our core technologies to offer superior integration with energy storage systems as they become prevalent.

Intellectual property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. As of March 31, 2023, we had 81 issued U.S. patents, 118 granted non-U.S. patents and 209 U.S. and non-U.S. patent applications pending, including provisional patent applications pending in the U.S. and pending PCT applications across our product portfolio. Our U.S. issued patents are scheduled to expire between 2028 and 2041. Our patents cover the broad range of our solutions, including mounting, assemblies, software, methods and solar tracker-related technologies.

In addition to patent protections, we rely on trade secret laws in the U.S. and similar laws in other countries to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.

We also use confidentiality agreements and other contractual arrangements to protect our intellectual property. Our policy is for our employees to enter into confidentiality and proprietary information agreements to address intellectual property protection issues and to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans. We may not have entered into such agreements with all applicable personnel, customers and partners, and, in the case of proprietary information agreements, such agreements may require additional documentation to assign of any proprietary information to us. Moreover, such individuals or entities could breach the terms of such agreements.

Government incentives

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates and other financial incentives. The range and duration of these incentives varies widely by geographic market. The market for grid-connected applications, where solar power is sold into organized electric markets or under power purchase agreements, often depends in large part on the availability and size of these government subsidies and economic incentives.

United States federal incentives

Historically, the most significant incentive program to our business has been the investment tax credit (“ITC”) for solar energy projects. The ITC allows a taxpayer to offset its federal income tax liability by a percentage of its eligible cost basis in a solar energy system put to commercial use. Prior to enactment of the Inflation Reduction Act of 2022 (the “IRA”), the value of the tax credit varied depending on the year in which construction was deemed to begin under rules set forth in various guidance issued by the IRS. Under this regime, solar projects on which construction began by the end of 2022 qualified for a tax credit equal to 26% of the project’s eligible cost basis. The credit reduced to 22% for projects on which construction began in 2023. The credit further reduced to a permanent 10% level for projects on which construction began in 2024 or later. Solar projects on which construction began before 2024, but were not placed in service until 2026 or later, were also limited to the 10% credit.

The IRA made significant changes to the incentives available to solar energy projects. As a result of changes made by the IRA, United States taxpayers will be entitled to a 30% ITC for certain qualifying projects placed in service after 2021 and increased further to 40% for projects placed in service after 2022 that satisfy certain “domestic content” requirements. For projects placed in service after 2022, these credit amounts are subject to an 80% reduction if the project (1) does not satisfy prevailing wage and apprenticeship requirements, (2) has a maximum net output that is greater than or equal to one megawatt of electrical (as measured in alternating current) or thermal energy and (3) begins construction on or after January 29, 2023 (the date that is 60 days after the United States Internal Revenue Service (the “IRS”) released guidance relating to the prevailing wage and apprenticeship requirements). In addition, certain other incremental credits are potentially available for facilities located in “energy communities” or “low income communities” or that are part of “low-income benefit projects” or “low-income residential building projects.”

On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. The Treasury Department and the IRS announced their intent to issue proposed regulations in the future that will apply to taxable years ending after May 12, 2023, and that in the interim, the guidance contained in Notice 2023-38 may be relied upon with respect to any qualified facility or energy project the construction of which begins before the date ending 90 days after such proposed regulations are published. Generally, to meet the domestic content requirements a qualified facility or energy project must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer must satisfy certain certification and substantiation requirements.

United States taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025 that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (2.6 cents per kilowatt hour for calendar year 2022, assuming the prevailing wage and apprenticeship requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above. In the case of projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits. This new credit regime will continue to apply to projects that begin construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule.

In addition, the IRA added Section 45X to the Internal Revenue Code of 1986, as amended (the “Code”), which generally provides tax credits to manufacturers of eligible solar energy components. In addition to solar cells, panels, inverters, battery components and other solar energy components, such tax credits are available for U.S. manufacturing of certain tracker components—specifically, torque tubes and structural fasteners. The Section 45X tax credits are available through the end of calendar year 2032 for manufacturers of eligible components that are produced in the United States and sold to an unrelated party after 2022. The amount of the Section 45X credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to 87 cents per kilogram and $2.28 per kilogram, respectively, through the end of 2029.

The credit amount will be reduced by 25% of these amounts in each of calendar years 2030, 2031 and 2032. We expect our eligible U.S. manufacturing suppliers to avail themselves of the Section 45X tax credits and we will seek to apportion some of these economic benefits into our cost of acquiring torque tubes and fasteners.

The federal government also currently permits accelerated depreciation by the owner, and in some cases “bonus” depreciation (e.g., 100% in the case of property placed in service during 2022; 80% in the case of property placed in service during 2023), for certain equipment it purchases, including solar energy systems.

State and local incentives

Many U.S. states have adopted procurement requirements for renewable energy production and/or a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, including utility-scale solar power generation facilities, by a specified date.

Some states also offer incentives for distributed generation solar projects, such as a corporate investment or production tax credit for renewable energy facilities. Additionally, many states and local jurisdictions have established property tax incentives for renewable energy facilities that include exemptions, exclusions, abatements and credits.

International incentives

The international markets in which we operate or may operate in the future may have in place policies to promote renewable energy, including solar. These mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives in international jurisdictions.

Manufacturing

We utilize a ‘capex-light’ manufacturing model, in which most components, including steel parts, are produced by outside qualified vendors through contract manufacturing arrangements. As of March 31, 2023, total global manufacturing capacity was approximately 850 MW per week, supporting approximately 40 GW of annual shipments. By outsourcing most of our product manufacturing, we achieved this global capacity with close to no capital investment. Our parent company Flex manufactures our self-powered controller and network control unit components.

As of March 31, 2023, we had more than 65 qualified suppliers located in 19 countries across five continents. This supply chain diversity reflects unique strategies for each of our key global customer markets, optimizing landed costs and lowering risk.

For the U.S. market, in 2019 following the introduction of tariffs by the U.S. government on imports of Chinese steel and certain solar equipment, we shifted our supply chain to U.S. and other non-China vendors where possible, supplementing capacity with neighboring countries and countries with favorable commercial relationships with the U.S. In some other countries, we developed locally sourced components in order to meet regulatory or customer requirements.

In 2021 and 2022, we further expanded our U.S. supply chain vendor relationships in response to ongoing global logistics and shipping challenges and in anticipation of possible U.S. federal legislation incentivizing domestic manufacturing. The IRA implemented such incentives by, among other things, providing manufacturing tax credits for producing and selling certain tracker components (torque tubes and structural fasteners) in the U.S., and providing an enhanced ITC for solar projects that meet domestic content requirements. See the section entitled “Business—Government incentives—United States federal incentives.”

Our U.S. supply chain approach has been to secure raw material supply commitments with steel mills located in various regions of the U.S. The steel coils produced by such mills are transferred directly to manufacturing suppliers, also known as fabricators, with whom we have established contract manufacturing agreements to produce finished tracker parts such as our primary component torque tubes. We currently have contracts to provide us with a total annual capacity of more than 25 GW of manufacturing for our primary components. Approximately 10 U.S. fabricators currently manufacture various tracker components. We have prioritized geographic location as a key criterion for U.S. fabricator selection, resulting in a regionally distributed network of manufacturing facilities that are often co-located with or near U.S. mills where steel is melted, processed and coated domestically. This minimizes material handling costs between production steps while reducing transportation costs and delivery times to regional customer project sites.

We believe that, as a result of our investment in developing local content solutions, we are well positioned to respond rapidly and efficiently to changing tariffs and other trade policies, and government incentives and requirements. Diversifying our manufacturing suppliers, and increasing the amount of steel and steel components we source from the U.S., has also mitigated factory-level and country-level sourcing risks due to supply chain disruptions beyond our control, such as historic volatility in logistics and shipping costs in recent years and COVID-19 related shutdowns.

Monitoring and control of our global supply chain is accomplished through our internal enterprise resource planning (“ERP”) system. Additionally, we have invested in solutions to further enhance real-time tracking through business systems and business intelligence tools providing visibility into all supply chain key performance indicators and enabling rapid response in case of any deviations. Along with these systems, we also have a dedicated team focused on environmental, trade compliance and other external risks, supporting a pro-active approach to planning for potential risks and developing strategies to mitigate them. We utilize a rigorous internal demand forecasting process to ensure sound decisions around capacity development and supplier diversification over the appropriate time horizons. Our regular suppliers have entered into a “Global Business Agreement” with us, providing contractual parameters to right-size their inventory of finished and semi-finished goods and facilitating on-time deliveries to us.

To reduce material movement and inventory, we prioritize drop-shipping all components manufactured by our vendors directly to customer sites. This allows us to minimize warehousing of finished goods inventories, which are used mainly for contingency purposes and warranty replacements. We lease approximately 11,000 square feet of warehouse space across three facilities in California and Tennessee.

Competition

Our solutions are specialized products that are specific to the solar industry. The expertise required to design trackers’ and customers’ reluctance to purchase products from new entrants with a limited history has resulted in a bifurcation of providers based on their track record with major customers. Our principal competitors are Array Technologies (including its recently acquired business STi Norland), GameChange Solar, PV Hardware, FTC Solar, Arctech Solar and Soltec. We also compete with smaller market participants in various geographies. From time to time, we compete indirectly with manufacturers of fixed-tilt systems in certain emerging markets.

We believe the principal factors that drive competition between vendors in the market include:

•	established track record of product performance;

•	system energy yield;

•	software capabilities;

•	product features;

•	total cost of ownership and return on investment;

•	reliability;

•	customer support;

•	product warranty terms;

•	services;

•	supply chain and logistics capabilities; and

•	financial strength and stability.

Human Capital

As of March 31, 2023, we had approximately 606 full-time employees. Our employees (giving effect to the transfer of employees to us from Flex during fiscal year 2023) span eight offices globally, including 94 employees in research and development. We frequently hire sales, engineering, operational and corporate support staff in countries outside the U.S. in order to better and more efficiently support our regional customers’ solar projects and supply chain activities. As of March 31, 2023, and after giving effect to the transfer of the Flex employees to us, approximately 49% of our employees are based in the U.S., approximately 33% of our employees are based in India and the remainder of our employees are based in other international offices. To a lesser extent, we also use contract workers retained through third-party agencies.

Development and engagement

Ongoing engagement and professional growth for employees is critical to our success, and we help foster this growth through educational opportunities, dynamic work assignments and leadership development. We provide instructor-led classes, online learning and on-the-job training, covering topics including managerial and leadership development, diversity, equity and inclusion as well as other job-related training and courses. In addition, we provide tuition reimbursement for job-related courses, seminars and other professional development opportunities. Our employees manage their career progression through annual performance appraisals. Managers are empowered to facilitate this growth through regular check-ins and feedback sessions with their direct reports.

We encourage our employees to engage with leadership and provide feedback on how we are doing and how we can better meet their needs. In addition to engagement activities such as town halls and all-hands meetings, we survey employees periodically to evaluate the employee experience.

Diversity, equity and inclusion

We strive to instill a culture of embracing global perspectives, difference of thought and inclusiveness. Our strength comes from the dedication, talent, experience and perspective of every employee in our operation. In order to foster an inclusive working environment around the world, we provide our employees with communications, discussion opportunities, as well as training and resources to enhance their awareness of diversity, equity and inclusion issues.

Wellness, health and safety

Providing a safe environment for our employees to thrive is one of our core values. We promote a “zero-injury” culture through health and safety management systems that implement a data-driven and risk-based approach in monitoring and reporting performance regularly.

We build awareness and share specific information about safety with employees around the world through a number of pathways. Safety First posters in our global locations emphasize specific actions to minimize injuries and illnesses. Our management sets the tone for our safety culture and reminds everyone of their shared responsibility to keep everyone safe.

The key to preventing injuries and illnesses is minimizing the risk within operations, which requires effective risk assessment and incident reporting and analysis processes. We have developed a common process providing consistent identification, evaluation and control of existing and potential workplace hazards. Our standardized incident analysis process enables us to determine root causes of injuries, implement effective corrective actions and prevent recurrence, and provides improved data analytics and lessons learned.

Fair wages and benefits

Our total rewards packages are informed by company results, employee performance, as well as grade-level, job function and location. Compensation ranges are evaluated periodically to ensure our salary offerings are competitive with our industry peers.

We respect the right of our employees to have freedom of association. This includes the right to form or join trade unions or other worker organizations. According to the labor law in the country, all of our employees in Spain and all employees working on behalf of Nextracker through Flex in Brazil, which together represent less than 13% of our workforce as of March 31, 2023, are covered by a local collective bargaining agreement.

Environmental laws and regulations

We are subject to a variety of environmental, health and safety (“EHS”) laws and regulations in the jurisdictions in which we operate and in which our products are distributed. We do not believe the costs of compliance with these laws and regulations will be material to the business or our operations. We use, handle, generate, store, discharge and dispose of hazardous materials, chemicals and wastes at some of our facilities in connection with our maintenance, research and product development, and testing activities. Any failure by us to control the use of, to remediate the presence of or to restrict adequately the discharge of such materials, chemicals or wastes, or to comply with EHS legal requirements applicable to product content, labeling, distribution or disposal, could subject us to potentially significant liabilities, clean-up costs, monetary damages and fines or suspensions in our business operations. In addition, some of our facilities could be located on properties with a history of use involving hazardous materials, chemicals and wastes and may be contaminated. Although we have not incurred, and do not currently anticipate, any material liabilities in connection with such contamination, we may be required to make expenditures for environmental remediation in the future.

Corporate Information

Our principal executive offices are located at 6200 Paseo Padre Parkway, Fremont, California 94555 and our telephone number is (510) 270-2500. Our website address is www.nextracker.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

Governance

We have a publicly available code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available on our website.

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://investors.nextracker.com/financials/sec-filings, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our website, the SEC’s website and the information contained therein or linked thereto are not part of this Annual Report.

ITEM 1A. RISK FACTORS

Our business and our ability to execute our strategy are subject to many risks. These risks and uncertainties include, but are not limited to, the following:

Summary of Risk Factors

•

The demand for solar energy and, in turn, our products is impacted by many factors outside of our control, and if such demand does not continue to grow or grows at a slower rate than we anticipate, our business and prospects will suffer.

•	Competitive pressures within our industry may harm our business, revenues, results of operations, financial condition and prospects.

•

We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions, which could materially and adversely affect the demand for and the average selling price of our products and services.

•

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.

•

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.

•	We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.

•	Economic, political and market conditions can adversely affect our business, financial condition and results of operations.

•	Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

•

Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and have an adverse material effect on our business, financial conditions and results of operations.

•	We could face risks related to widespread pandemic, which could have a material and adverse effect on our business, results of operations and financial condition.

•

A further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.

•

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations and cash flows.

•

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

•	We may experience delays, disruptions or quality control problems in our product development operations.

•	Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.

•	Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.

•

Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that could significantly reduce demand for our products or harm our ability to compete.

•	A drop in the price of electricity sold may harm our business, financial condition and results of operations.

•	Technological advances in the solar components industry could render our systems uncompetitive or obsolete.

•	If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property, our business and results of operations could be materially harmed.

•	Flex continues to control the direction of our business, and the concentrated ownership of our common stock may prevent you and other stockholders from influencing significant decisions.

•

We are required to pay Yuma and Yuma Sub, both of which are subsidiaries of Flex, TPG, and the TPG Affiliates (or certain permitted transferees thereof) for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.

•	Our indebtedness could adversely affect our financial flexibility and our competitive position.

Investing in our Class A common stock involves a high degree of risk. If any of the following risks occur, it could have a material adverse effect on our business, financial condition, results of operations or prospects. Risks that are not presently known to us or that we do not currently consider material could also have a material adverse effect on our business, financial condition and results of operations. If any of these or the following risks occur, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See the section entitled “Special note regarding forward-looking statements.”

Risks related to our business and our industry

The demand for solar energy and, in turn, our products is impacted by many factors outside of our control, and if such demand does not continue to grow or grows at a slower rate than we anticipate, our business and prospects will suffer.

Our future success depends on continued demand for utility-scale solar energy. Solar energy is a rapidly evolving and competitive market that has experienced substantial changes in recent years, and we cannot be certain that EPCs, developers, owners and operators of solar projects will remain active in the market or that new potential customers will pursue solar energy as an energy source at levels sufficient to grow our business. The demand for solar energy, and in turn, our products, may be affected by many factors outside of our control, including:

•	availability, scale and scope of government subsidies, government incentives and financing sources to support the development and commercialization of solar energy solutions;

•	levels of investment by project developers and owners of solar energy products, which tend to decrease when economic growth slows;

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products;

•

local, state and federal permitting and other regulatory requirements related to environmental, land use and transmission issues, each of which can significantly impact the feasibility and timelines for solar projects;

•	technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid;

•	the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips; and

•	regional, national or global macroeconomic trends, which could affect the demand for new energy resources.

If demand for solar energy fails to continue to grow, demand for our products will plateau or decrease, which would have an adverse impact on our ability to increase our revenue and grow our business. If we are not able to mitigate these risks and overcome these difficulties successfully, our business, financial condition and results of operations could be materially and adversely affected.

Competitive pressures within our industry may harm our business, results of operations, financial condition and prospects.

We face intense competition from a large number of solar tracker companies in nearly all of the markets in which we compete. The solar tracker industry is currently fragmented. This may result in price competition being greater than expected, which would affect our margins.

Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. In addition, some of our competitors have or may have in the future have lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may enter our market as a result of, among other factors, lower research and development costs. We may also face adverse effects from EPCs subjecting their subcontractors who compete for their business, such as us, to contractual clauses that carry higher contractual risk to us, such as “pay if paid” clauses that requires an EPC to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions, which could materially and adversely affect the demand for and the average selling price of our products and services.

We face significant competition from providers of conventional and renewable energy alternatives such as coal, nuclear, natural gas and wind. We compete with conventional energy sources primarily based on price, predictability of price and energy availability, environmental considerations and the ease with which customers can use electricity generated by solar energy projects. If solar energy systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.

Conventional energy sources generally have substantially greater financial, technical, operational and other resources than solar energy sources, and as a result may be able to devote more resources to research, development, promotion and product sales or respond more quickly to evolving industry standards and changes in market conditions than solar energy systems. Conventional and other renewable energy sources may be better suited than solar for certain locations or customer requirements and may also offer other value-added products or services that could help them compete with solar energy sources. In addition, the source of a majority of conventional energy electricity is non-renewable, which may in certain markets allow them to sell electricity more cheaply than electricity generated by solar generation facilities. Non-renewable generation is typically available for dispatch at any time, as it is not dependent on the availability of intermittent resources such as sunlight.

The cost-effectiveness, performance and reliability of solar energy products and services, compared to conventional and other renewable energy sources, could materially and adversely affect the demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly fluctuations in the past as a result of fluctuations in our customers’ businesses, changes in local and global market trends, as well as seasonal weather-related disruptions. For example, our customers’ ability to install solar energy systems is affected by weather, such as during the winter months. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.

Further, given that we operate in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flows may fluctuate, and our past quarterly results of operations may not be good indicators of future performance or prospects. Any substantial fluctuation in revenues could have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period. In addition, revenue, and other operating results in future fiscal quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates and other financial incentives. See the section entitled “Business—Government incentives.” The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These reductions, eliminations or expirations could occur without warning. Any changes to the existing framework of these incentives could cause fluctuations in our results of operations.

The IRA made significant changes to the incentives available to solar energy projects. As a result of changes made by the IRA, United States taxpayers will be entitled to a 30% ITC for certain qualifying projects placed in service after 2021 and increased further to 40% for projects placed in service after 2022 that satisfy certain “domestic content” requirements. For projects placed in service after 2022, these credit amounts are subject to an 80% reduction if the project (1) does not satisfy prevailing wage and apprenticeship requirements, (2) has a maximum net output that is greater than or equal to 1 megawatt of electrical (as measured in alternating current) or thermal energy and (3) begins construction on or after January 29, 2023 (the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). In addition, certain other incremental credits are potentially available for projects or facilities located in “energy communities” or “low-income communities” or that are part of “low-income economic benefit projects” or “low-income residential building projects.”

On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. The Treasury Department and the IRS announced their intent to issue proposed regulations in the future that will apply to taxable years ending after May 12, 2023, and that in the interim, the guidance contained in Notice 2023-38 may be relied upon with respect to any qualified facility or energy project the construction of which begins before the date ending 90 days after such proposed regulations are published. Generally, to meet the domestic content requirements a qualified facility or energy project must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer must satisfy certain certification and substantiation requirements.

As a result of changes made by the IRA, United States taxpayers will generally also be allowed to elect to receive a PTC in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025, that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount (2.6 cents per kilowatt hour for calendar year 2022, assuming the prevailing wage and apprenticeship requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.

In the case of projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC but also require that projects satisfy a “zero greenhouse gas emissions” standard (which solar does) in order to qualify for the credits. This new credit regime will continue to apply to projects that begin construction prior to the end of 2033 (and possibly later), at which point the credits will become subject to a phase-out schedule.

While these changes are intended to encourage investments in new solar projects, the impact these changes will have on our results of operations is unclear. In particular, the tax credit regime in place prior to the IRA’s enactment provided annual reductions in the applicable credit amount at the beginning of 2023 and 2024 and therefore encouraged customers to acquire our products prior to calendar year-end dates in order to qualify for a higher tax credit available for projects that commenced construction (within the meaning of IRS guidance) prior to those dates. As a result of the changes made by the IRA, while there may continue to be an incentive for taxpayers to commence construction on facilities before certain dates, the tax credits will not experience annual reductions similar to those that would have occurred at the end of 2022 and 2023 for at least ten years.

In addition, if we are unable to meet the domestic content requirements necessary for customers using our tracker products to qualify for the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. While the Treasury Department’s recent Notice 2023-38 includes significant clarifications with respect to domestic content requirements, including their applicability to and treatment of photovoltaic trackers, additional further clarifying communications from the Treasury Department may be forthcoming. Moreover, the response from the solar industry, including any domestic content requirements our customers may impose on us to receive orders, as a result of the IRA and Notice 2023-38 remains uncertain. In addition, the timing and nature of the Treasury Department’s eventual proposed and final implementing regulations which are expected to supersede Notice 2023-38 remains uncertain. We may not have an adequate supply of tracker products satisfying the domestic content requirements set forth in the IRA, Notice 2023-38 and/or future implementing regulations to meet customer demand. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.

Finally, if our customers are unable to satisfy their respective prevailing wage and apprenticeship requirements described above, the credits available to the taxpayer will be lower than the credits available under prior law. Satisfaction of these requirements is outside of our control. If a significant portion of our customers is unable to satisfy these requirements, demand for our tracker products may be adversely impacted by the reduced credits available, which could have a material adverse effect on our business, financial condition and results of operations.

Federal, state, local and foreign government bodies have implemented additional policies that are intended to promote or mandate renewable electricity generally or solar electricity in particular. For example, many U.S. states have adopted procurement requirements for renewable energy production and/or a renewable portfolio standard (“RPS”) that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, including utility-scale solar power generation facilities, by a specified date. While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and materially and adversely affect our business.

Moreover, policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015 Paris Agreement on climate change mitigation following changes in administration from former U.S. Presidents Obama and Trump to current U.S. President Biden. President Biden has not yet proposed a rule to regulate greenhouse gas emissions, and it is uncertain whether new regulations would promote solar energy development. In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress.

The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market.

There is no assurance that these governments will provide or continue to provide sufficient incentives and support to the solar industry and that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our solar products.

Furthermore, corporate social responsibility efforts, such as net zero emission pledges, have fostered private sector investment in solar energy systems in recent years. To the extent that these corporate policies are redirected away from renewable energy in general or solar energy in particular, the demand for our solar products would be adversely affected.

Finally, the solar industry has in past years experienced periodic downturns due to, among other things, changes in subsidies and incentives, as well as other policies and regulations, which, as noted above, may affect the demand for our products. There is no assurance that the solar industry will not suffer significant downturns in the future, which would adversely affect demand for our solar products. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.

We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. The suppliers rely on other suppliers to provide them with raw materials and sub-components that are critical to manufacturing the components of our tracker products. Any shortages of components or materials would affect our ability to timely deliver our products to our customers consistent with our contractual obligations, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.

Our ability to deliver our products in a cost-efficient manner has been in recent years and could continue to be adversely impacted by other factors not within our control, including, but not limited to, shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, sanctions and labor availability and cost.

Further, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. If we do not increase our prices due to an increase in the price of steel, we will experience lower profitability on our products. Conversely, if steel prices decline, customers may demand lower prices and our and our competitors’ responses to those demands could result in lower sale prices, lower volume, and consequently, negatively affect our profitability. A significant portion of our steel is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, global capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties and tariffs and foreign currency exchange rates. This volatility can significantly affect the availability and cost of steel which may impact our profitability and could have a material adverse effect on our business, financial condition and results of operations.

In addition, as noted above, the recently enacted IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and the release of future implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements and our competitors are able to do so, we might experience a decline in sales for U.S. projects. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.

Other events that could also cause disruptions to our supply chain include:

•	the imposition of additional duties, tariffs and other charges or quotas on imports and exports, or other trade law provisions or regulations;

•

continued or renewed instability in the global supply of any of our key components, including a shortage of semiconductor chips, which has and could continue to impact the timely receipt of our self-powered controller;

•	foreign currency fluctuations;

•	inflationary pressure and its impact on labor, commodities, fuel prices and other key tracker components and materials;

•

natural disasters, severe weather, political instability, war, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;

•	public health issues and epidemic diseases, such as the COVID-19 pandemic, and their effects (including measures taken by governmental authorities in response to their effects);

•	theft or other loss;

•	restrictions on the transfer of funds;

•	the financial instability or bankruptcy of suppliers; and

•	significant labor disputes, strikes, work stoppages or boycotts.

Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the cost or reduce or delay our ability to perform under our contracts and could adversely affect our business, financial condition, results of operations and profitability. Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant interruption in manufacturing by our suppliers would require us to reduce our supply of products to our customers or increase our shipping costs to make up for such delays, which in turn could reduce our revenues and margins, harm our relationships with our customers, damage our reputation with other stakeholders involved with solar projects and cause us to forego potential revenue opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Economic, political and market conditions can adversely affect our business, financial condition and results of operations.

Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict, continued inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to governmental economic sanctions requirements and export controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

The export of our products and services from the U.S. is subject to U.S. export control laws and regulations, including the Export Administration Regulations, or EAR, and trade and economic sanctions maintained by the Office of Foreign Assets Control, or OFAC. As such, an export license may be required to export or reexport our products or services to certain countries and end-users for certain end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or transaction may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Further, U.S. export control laws and economic sanctions in many cases prohibit the export of services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we comply with all relevant export control laws and regulations, including restrictions from the international community, any failure to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.

Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and solar cells. More specifically, in March 2018, the United States imposed a 25% tariff on steel imports and has imposed additional tariffs and quotas on steel imports pursuant to Section 232 of the Trade Expansion Act of 1962. We have used and continue to use overseas suppliers of steel and these tariffs could result in interruptions in the supply chain and impact our costs and our gross margins. Additionally, in January 2018, the United States adopted a safeguard tariff on imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The tariff was initially set at 30%, with a gradual reduction over four years to 15%. On February 4, 2022, President Biden extended the safeguard tariff for an additional four years, starting at a rate of 14.75% and reducing that rate each year to 14% in 2026, and directed the United States Trade Representative to conclude agreements with Canada and Mexico on trade in solar products. On July 7, 2022, the United States and Canada entered into a non-binding memorandum of understanding in which the United States agreed to suspend application of the safeguard tariff to Canadian crystalline silicon photovoltaic cells imported as of February 1, 2022. While this tariff does not apply directly to the components we import, it may indirectly affect us by impacting the financial viability of solar energy projects, which could in turn reduce demand for our products. Furthermore, effective September 2018, the United States adopted a 10% tariff on an extensive list of products imported from China under Section 301 of the Trade Act of 1974, including inverters and power optimizers commonly used in solar projects. In June 2019, the U.S. Trade Representative increased the rate of such tariffs from 10% to 25%. While these tariffs are not directly applicable to our products, they could impact the solar energy projects in which our products are used, which could lead to decreased demand for our products.

On January 15, 2020, the United States and China entered into an initial trade deal that preserves the bulk of the tariffs placed in 2018 and maintains a threat of additional tariffs should China breach the terms of the deal. The Biden administration is expected to continue to modify its trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and solar cells. Consequently, trade policies implemented by the Biden administration could have an adverse effect on our business, financial condition and results of operations.

On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated anti-circumvention inquiries of the U.S. antidumping and countervailing duty orders on crystalline silicon PV (“CSPV”) solar cells and modules from China (“Solar 1 Orders”) covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. Commerce issued preliminary determinations in these inquiries on December 2, 2022, affirmatively finding that certain CSPV solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers/exporters, are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. Commerce instructed U.S. Customs and Border Protection to suspend liquidation and collect cash deposits for entries entered on or after April 1, 2022. Commerce is expected to issue final determinations in August 2023.

Duties arising from these affirmative determinations could result in cash deposit payments and eventual final duty payments that vary but may amount to over 250% of the entered value of the imported merchandise. However, on June 6, 2022, President Biden issued an emergency declaration under Section 318 of the Tariff Act of 1930 delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) the President terminates the emergency declaration. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by Commerce. The affirmative determinations could have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of Commerce’s final determinations on the projects that are also intended to use our products. Such impacts are largely out of our control and may include project delays or cancellations. The ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain. More broadly, legislation and regulations have been proposed that would make it easier for domestic companies to obtain affirmative determinations in antidumping and countervailing duties investigations. Such legislation and regulations, if enacted or promulgated, could result in future successful petitions and administrative decisions that limit imports from Asia and other regions.

Tariffs and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar systems increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand for solar systems, which in turn may decrease demand for our products.

Additionally, existing or future tariffs may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of, among other things, mitigating the effect of steel tariffs on our business by reducing our reliance on sourcing material from China, we may not be able to do so on attractive terms.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and have an adverse material effect on our business, financial condition and results of operations.

Solar panel imports to the United States have also been, and may continue to be, impacted by the Uyghur Forced Labor Prevention Act (“UFLPA”) that was signed into law by President Biden on December 23, 2021. According to U.S. Customs and Border Protection, “it establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. The presumption applies unless the Commissioner of U.S. Customs and Border Protection determines that the importer of record has complied with specified conditions and, by clear and convincing evidence, that the goods, wares, articles, or merchandise were not produced using forced labor.” There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. This has created a significant compliance burden and constrained solar panel imports. We cannot currently predict what, if any, impact the UFLPA will have on the overall future supply of solar panels into the United States and the related timing and cost of our clients’ solar project, development and construction activities. While we do not import or sell solar panels, project delays caused by solar panel constraints may negatively impact our product delivery schedules and future sales, and therefore our business, financial condition, and results of operations.

Since 2016, U.S. Customs and Border Protection has issued a number of withhold release orders (“WROs”) directed at forced labor in China, including WROs directed specifically at activity in the Xinjiang Uyghur Autonomous Region. As a result of these orders, certain products, including solar panels manufactured with polysilicon from Xinjiang, are effectively barred from entering the United States. We cannot determine with certainty whether our suppliers may become subject to a WRO, which could subject us to legal, reputational, and other risks. If this were to occur, we might have to find alternative suppliers on short notice, resulting in construction delays and disruption and higher costs. Additionally, WROs have and could continue to impact the importation of solar panels. While we are not directly involved in the importation of solar panels, such WROs can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations.

We could face risks related to widespread pandemic, which could have a material and adverse effect on our business, results of operations and financial condition.

Although the COVID-19 pandemic appears to have abated, its long-term effects on the global economy, including ongoing significant inflation, continue to affect our business. Furthermore, should there be a resurgence of the COVID-19 pandemic, or should another pandemic arise, this could further negatively affect our operations and financial results.

The impact on our business of a resurgence of the COVID-19 pandemic or the occurrence of another pandemic could in the future include:

•	disruptions to our suppliers’ manufacturing facilities;

•	disruptions to ports and other shipping infrastructure;

•	other disruptions to our supply chain generally;

•	disruptions caused by supplier, subcontractor and Nextracker labor availability, worker absenteeism and quarantines;

•	shortages of medical equipment (such as medical test kits and personal protection equipment for employees);

•	other disruptions to our ground operations at project sites;

•	office, factory, warehouse and other location closures;

•	local, regional or global logistics issues causing significant delays in our deliveries to our customers; and

•	other travel or health-related restrictions disrupting our ability to conduct our business or market our products.

If our ground operations at project sites and our suppliers are so affected, our supply chain, product shipments and project construction will be delayed, which could have a material adverse effect on our business, financial condition and results of operations.

The global spread of a pandemic could create significant macroeconomic uncertainty, volatility and disruption, which may adversely affect our and our customers’ and suppliers’ liquidity and cost of capital. As a result, a pandemic could cause disruptions in our supply chain and customer demand, and could adversely affect the ability of our customers or other counterparties to perform, including in making timely payments or shipments to us, which could further adversely impact our business, financial condition and results of operations. Even after a pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s continued global economic impact, including any economic recession or downturn, government spending cuts, tightening of credit markets or rises in unemployment, which could cause our customers and potential customers to postpone or reduce spending on our products and solutions.

The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations in the future will be dependent on the potential resurgence of COVID-19 and its variants, future government actions in response to a renewed crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors.

A further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.

Many solar project owners depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, a further increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for project owners to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our sales. In addition, we believe that a significant percentage of project owners construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. A further increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these project owners to seek alternative investments.

A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations and cash flows.

For the year ended March 31, 2023, SOLV Energy, our largest customer, constituted 17.4% of our total revenues. The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2023, our largest customer constituted 15.2% of our total trade accounts receivable and contract assets balances. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on our business, financial condition and results of operations.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers or retain old customers, thus harming our growth and financial performance.

We may experience delays, disruptions or quality control problems in our product development operations.

Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers’ production lines until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.

Our headquarters and testing facilities, which conduct functional and reliability testing for our components and products, are located in the Bay Area of Northern California and our solar projects are located in the U.S. and around the world. A severe weather event or other catastrophe impacting our headquarters or testing facilities could cause significant damage and disruption to our business operations. In addition, a severe weather event or other catastrophe could significantly impact our supply chain by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Our customers’ ability to install solar energy systems is also affected by weather, such as during the winter months.

Any damage and disruption in any locations in which we have offices or in which our customers have other suppliers or solar projects which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, floods and other natural disasters or catastrophic events could result in a delay or even a complete cessation of our worldwide or regional operations and could cause severe damage to our products and equipment used in our solar projects. Even if our tracker products are not damaged, severe weather, natural disasters and catastrophic events may cause damage to the solar panels that are mounted to our tracker products, which could result in decreased demand for our products, loss of customers and the withdrawal of coverage for solar panels and solar tracking systems by insurance companies. Any of these events would negatively impact our ability to deliver our products and services to our customers and could result in reduced demand for our products and services, and any damage to our products and equipment used for our solar projects could result in large warranty claims which could, individually or in the aggregate, exceed the amount of insurance available to us, all of which would have a material adverse effect on our business, financial condition and results of operations. These events may increase in frequency and severity due to the effects of climate change.

Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.

Part of our strategy is to continue to grow our revenues from international markets, including entering new geographic markets to expand our current international presence. Our products and services to be offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to meet region-specific requirements and region-specific customer training, site commissioning, warranty remediation and other technical services. Any of these differences or required changes to our products and services to meet the requirements of local laws and regulations may increase the cost of our products, reduce demand and result in a decrease in our gross margins. We may also face competition from lower cost providers in any new markets we enter which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive.

Any new geographic market could have different characteristics from the markets in which we currently sell products, and our success in such markets will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including local manufacturing content requirements, tax laws, trade laws, labor regulations, corporate formation laws and requirements, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), as well as relevant anti-money laundering laws.

Failure to develop these new products successfully or to otherwise manage the risks and challenges associated with our continued expansion into new geographic markets could have a material adverse effect on our business, financial condition and results of operations.

Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that could significantly reduce demand for our products or harm our ability to compete.

Federal, state, local and foreign government policies and regulations concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices and rate design, heavily influence the market for electricity generation products and services. These policies and regulations often affect electricity pricing and the interconnection of generation facilities and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures and system permitting, regional market rules, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, financial condition and results of operations.

A significant development in renewable-energy pricing policies in the United States occurred when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”) on July 16, 2020, which FERC upheld on rehearing on November 19, 2020. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility and (4) that reduce barriers for third parties to challenge PURPA eligibility. These new regulations took effect on February 16, 2021, but the net effect of these changes is uncertain, as they have only been effective for a short time, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce opportunities and demand for PURPA-eligible solar energy systems, which could have a material adverse effect on our business, financial condition and results of operations.

FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. Specifically, in June 2022, FERC initiated a Notice of Proposed Rulemaking on Improvements to Generator Interconnection Procedures and Agreements, which would require every public utility transmission provider to revise their standard small generator interconnection procedures and agreements contained in their open access transmission tariffs. The outcome of these proposals and their timing for implementation remain uncertain.

Changes in other federal, state and local current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor non-solar generation or other market participants, remove or reduce renewable procurement standards and goals or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. Moreover, there may be changes in regulations that impact access to supply chains related to cybersecurity threats to the electric grid that could have a disproportionate impact on solar energy system components. In addition, changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Developments in alternative technologies may have a material adverse effect on demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of solar tracking systems, could have a material adverse effect on our business, financial condition and results of operations. Additionally, the success of our business depends on the compatibility of our solar trackers and software with the broader solar panel market, and any developments, advancements or changes in current or future solar panel design may cause our products to be obsolete if we do not keep pace with such changes. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

A drop in the price of electricity sold may harm our business, financial condition and results of operations.

Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects, make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of many factors, including but not limited to:

•	construction of a significant number of new, lower-cost power generation plants;

•	relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;

•	reductions in the price of natural gas or other fuels;

•	utility rate adjustment and customer class cost reallocation;

•

decreased electricity demand, including from energy conservation technologies, public initiatives to reduce electricity consumption or a reduction in economic activity due to a localized or macroeconomic downturn;

•	development of smart-grid technologies that lower the peak energy requirements;

•	development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and

•	development of new energy generation technologies that provide less expensive energy.

Moreover, if the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, it could have a material adverse effect on our business, financial condition and results of operations.

Technological advances in the solar components industry could render our systems uncompetitive or obsolete.

The solar industry is characterized by its rapid adoption and application of technological advances. Our competitors may develop technologies more advanced and cost-effective than ours. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future.

Our failure to further refine or enhance our technologies could render our technologies uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

In addition, we may invest in and implement newly developed, less-proven technologies in our project development or in maintaining or enhancing our existing projects. There is no guarantee that these new technologies will perform or generate customer demand as anticipated. The failure of our new technologies to perform as anticipated could have a material adverse effect on our business, financial condition and results of operations.

If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property, our business and results of operations could be materially harmed.

Our success depends to a significant degree on our ability to protect our intellectual property. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors or manufacturing suppliers from duplicating our processes or technology; (ii) prevent our competitors or manufacturing suppliers from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage.

We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in numerous countries across the world, including in the United States, Europe and China, and have received 81 patents in the United States and 118 foreign patents as of March 31, 2023. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subject to attacks on ownership, validity, enforceability or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position.

In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret, and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed or otherwise violated. Filing, prosecuting, maintaining and defending our intellectual property rights in all countries throughout the world is prohibitively expensive, and we may choose to forego such activities in some jurisdictions. The lack of adequate legal protections of intellectual property or failure of legal remedies or related actions in jurisdictions outside of the United States could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have initiated, and may in the future need to initiate, infringement claims or litigation in order to try to protect or enforce our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive and time-consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and our patent applications or applications for other intellectual property registrations at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property rights may provoke third parties to assert counterclaims against us. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely heavily on nondisclosure agreements to protect the unpatented know-how, technology, and other proprietary information on which we rely to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, technology and trade secrets, including third-party manufacturers, other suppliers, customers, other stakeholders involved in solar projects, or other business partners or prospective partners. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation or disclosure of our proprietary information, know-how and trade secrets. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We use “open source” software, and any failure to comply with the terms of one or more open source licenses could adversely affect our business, financial condition and results of operations.

Our products and services use certain software licensed by its authors or other third parties under so-called “open source” licenses. Some of these open source licenses may contain requirements that we make available source code for modifications or derivative works that we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties rights with respect to such software. In certain circumstances, if we combine our proprietary software with certain open source software, we could be required to release the source code for such proprietary software. Additionally, to the extent that we do not comply with the terms of the open source licenses to which we are subject, or such terms are interpreted by a court in a manner different than our own interpretation of such terms, then we may be required to disclose certain of our proprietary software or take other actions that could adversely impact our business. Further, the use of open source software can lead to vulnerabilities that may make our software susceptible to attack, and open source licenses generally do not provide warranties or controls on the origin of the software. While we attempt to utilize open source software in a manner that helps alleviate these risks, our attempts may not be successful. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity or other data incidents, including unauthorized disclosure of personal or sensitive data or theft of confidential information, could harm our business.

Cybersecurity attacks designed to gain access to personal, sensitive or confidential information data or disrupt operations are constantly evolving, and high profile cybersecurity breaches leading to unauthorized disclosure of confidential information, including trade secrets, as well as breaches of personal data, have occurred recently at a number of major U.S. companies, including in the energy, manufacturing and technology sectors. Our or our third- party vendors’ computer systems are potentially vulnerable to cyber incidents and attacks, including malicious intrusion, ransomware attacks, and other system disruptions cause by unauthorized third parties. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our computer systems or the systems of third parties with which we do business may result in the misappropriation, corruption, unavailability, loss of data assets or business interruption. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data and may purposefully or inadvertently cause a breach or other compromise involving such information and data. We increasingly rely on commercially available systems, software, sensors, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite advances in security hardware, software and encryption technologies, and our own information security program and safeguards, there is no guarantee that our defenses and cybersecurity program will be adequate to safeguard against all data security breaches, cybersecurity attacks, misappropriation of confidential information or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. We may also experience security breaches and other incidents that may remain undetected for an extended period and therefore may have a greater impact on our products and the networks and systems used in our business.

We regularly defend against and respond to data security incidents. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Despite our precautions, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft, malicious code, such as computer viruses, malware, and ransomware, misplaced or lost data, programming and/or human errors or other similar events, and there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this type of confidential information and personal data. A security breach or cyber incident in our systems (or in the systems of third parties with which we do business) could result in the unauthorized release of personally identifiable information regarding employees or other individuals or other sensitive data, serious disruption of our operations, financial losses from containment and remedial actions, loss of business or potential liability, including possible punitive damages. As a result of cybersecurity incidents, we could be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities, along with potential costs of notification to impacted individuals. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

In addition, as the regulatory environment relating to retailers and other companies’ obligation to protect such sensitive data becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs, and a material failure on our part to comply could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with current or future federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy, data protection, cybersecurity and consumer protection could adversely affect our business, financial condition, results of operations and prospects.

Laws, regulations, rules and industry standards relating to privacy, data protection, cybersecurity and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, rules, standards, requirements and obligations.

We are subject to a variety of laws, regulations, rules and industry standards in the U.S. and abroad that involve matters central to our business, including privacy and data protection. Many of these laws, regulations, rules and industry standards are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. It is difficult to predict how existing laws, regulations, rules and industry standards, and new laws, regulations, rules and industry standards to which we may become subject, will be applied to our business, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our current operating practices. Existing and proposed laws, regulations, rules and industry standards can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.

In the United States, there are numerous federal, state and local privacy and data protection laws, regulations and rules governing the collection, sharing, retention, disclosure, security, transfer, storage and other processing of personal information. For example, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive practices in or affecting commerce, which extends to privacy and data protection practices. There is also discussion in Congress of a new federal privacy and data protection law to which we may become subject if it is enacted. At the state level, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires companies that process information relating to California residents to implement additional data protection measures and to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and a private right of action for California residents in the event of certain data breaches. Similar laws have passed in a number of other states, complicating the compliance landscape, and additional privacy and data protection laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.

We also are, or may become, subject to applicable laws, regulations and rules relating to privacy, data protection, cybersecurity and consumer protection in the foreign jurisdictions in which we do business. For example, the European Economic Area (“EEA”), composed of the European Union (“EU”) member states and Iceland, Liechtenstein and Norway, and the United Kingdom (“UK”) have imposed greater legal and regulatory obligations under the EU General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation (“UK GDPR”), respectively, on companies regarding the collection, sharing, retention, disclosure, security, transfer, storage and other processing of personal data. While the EU GDPR and UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on privacy and data protection and reform its relevant laws, including in ways that may differ from the EU GDPR. While these developments increase uncertainty with regard to privacy and data protection regulation in the U.K., even in their current, substantially similar form, the EU GDPR and UK GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related certainty. Administrative fines of up to the greater of €20 million (or £17.5 million under the UK GDPR) and 4% of our global turnover can be imposed for breaches of the EU GDPR and UK GDPR.

Legal developments in the EEA, including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. For example, in July 2020, the CJEU invalidated the EU-U.S. Privacy Shield Framework, and created additional considerations and complexities for the use of several other lawful transfer methods. While the European Commission announced in March 2022 that an agreement in principle had been reached between EU and U.S. authorities regarding a new transatlantic data privacy framework, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the CJEU. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the EU GDPR, UK GDPR and the privacy and data protection laws of other jurisdictions in which we operate, such controls and procedures may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.

In addition, federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of “cookies” and other methods of online tracking for behavioral advertising and other purposes. The EU has also proposed the draft ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed, would impose strict opt-in marketing rules, change rules about cookies, web beacons and related technologies and significantly increase penalties for violations. It would also retain the additional consent conditions under the EU GDPR. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, materially and adversely affect our business, financial condition and results of operations.

Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive and compliant with local laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy and data protection. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.

Existing privacy, data protection, cybersecurity and consumer protection laws, regulations, rules and industry standards, and any changes or new obligations, could impose significant limitations, require changes to our business, or restrict our use, storage or other processing of certain data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively.

Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable privacy, data protection, cybersecurity or consumer protection-related laws, regulations, rules, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or data security could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, investigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data. Any such claims, proceedings, investigations or actions could harm our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers or suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store, handle or otherwise process as part of operating our business.

Additionally, any failure to comply with applicable laws, regulations, rules, standards or other obligations or any security breach or other similar incident involving the misappropriation, unavailability, corruption, or loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects, including, but not limited to, investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy, data protection, and cybersecurity practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; and injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or other similar incidents, which could have a corresponding effect on our business, including putting us in breach of our privacy and data protection obligations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy, data protection, and cybersecurity-related safeguards will protect us from the risks associated with the third-party use, storage, transmission and other processing of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus and if we are unsuccessful in converting such project leads into binding purchase orders, our business, financial condition and results of operations could be materially adversely affected.

The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads may fail to be converted into binding purchase orders at any stage of the bidding process because either (i) a competitors’ product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus into binding purchase orders, our business or results of operations could be materially adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties on whom we rely for new projects and who provide us with valuable customer feedback that helps guide our innovation.

In order to continue to win business, we must maintain and enhance our long-term strategic relationships with leading EPCs, developers, owners and operators of solar projects. These relationships enable us to serve as strategic advisors to each of these stakeholders in a solar project, increasing the probability that our product will be selected by these stakeholders in future projects. These stakeholders also provide us with valuable customer feedback that allows us to innovate on our products to meet the demands of our customers.

Any loss of these relationships could result in the potential loss of new projects, and the potential loss of innovation guidance, which could have a material adverse effect on our business, financial condition and results of operations.

We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights and related litigation. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results could materially and adversely affect our business, financial condition and results of operations and prospects. Finally, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees and consultants are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail to successfully defend against any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation would result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Inadequacy of our insurance coverage could have a material and adverse effect on our business, financial condition and results of operations.

We maintain third-party insurance coverage against various liability risks and risks of loss, including general liability, auto liability, property, cargo, errors and omissions, data security breach, crime and directors’ and officers’ liability. Potential liabilities or other loss associated with these risks or other events could exceed the coverage provided by such arrangements resulting in significant uninsured liabilities or other loss, which could have a material adverse effect on our business, financial condition and results of operations.

Failure by our manufacturers or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business, financial condition and results of operations.

We do not control our manufacturers or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, labor and other laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition and results of operations.

Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks to us.

As part of the Dodd–Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. These disclosure rules will take effect for the Company in May 2025. We may have to investigate and publicly disclose whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet these requirements. Additionally, customers rely on us to provide critical data regarding the products they purchase and will likely request conflict mineral information. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the minerals used in the products we sell. We have many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of conflict minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

We could be adversely affected by any violations of the FCPA and other foreign anti-bribery laws.

The FCPA generally prohibits companies and their intermediaries from making, promising, authorizing or offering improper payments or other things of value to foreign government officials for the purpose of obtaining or retaining business. The FCPA also requires that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is possible that our third-party manufacturers, other suppliers, employees, subcontractors, agents or partners may take actions in violation of our policies or applicable anti-bribery laws. Any such violation, even if unauthorized and prohibited by our policies, could subject us to investigations, settlements, criminal or civil penalties or other sanctions, or negative media coverage and cause harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur obligations, liabilities or costs under environmental, health and safety laws, which could have an adverse impact on our business, financial condition and results of operations.

Our suppliers’ operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, our suppliers are required to comply with national, state and local laws and regulations regarding the protection of the environment and health and safety. We are also required to comply with general national, state, local and foreign health and safety laws and regulations in every location that we have operations, employees and workers. Adoption of more stringent laws and regulations in the future, including restriction or prohibition on the use of raw materials currently utilized by our suppliers to manufacture products, could cause our suppliers to incur additional costs, which could increase the cost we pay for their products. Moreover, new environmental laws requiring changes to our suppliers’ use of raw materials could adversely impact the quality or performance of products we currently purchase. In addition, violations of, or liabilities under, these laws and regulations by our suppliers could result in our being subject to adverse publicity, reputational damage, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs or other costs. Further, the facilities of our suppliers, including suppliers who manufacture our products, components and materials, are located on properties with a history of use involving hazardous materials, chemicals and wastes and may be contaminated. We may become liable under certain environmental laws and regulations for costs to investigate or remediate contamination at such properties and under common law for bodily injury or property damage claims arising from the alleged impact of such contamination. Liability under environmental laws and regulations for investigating and remediating contamination can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies from the Biden administration, relevant foreign authorities or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, financial condition and results of operations.

Failure to effectively utilize information technology systems or implement new technologies could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems, including data centers, hardware, software, sensors and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems we rely upon are also subject to damage or interruption from a number of causes, including power outages; computer and telecommunications failures; malicious code such as computer viruses, malware, and ransomware; phishing or distributed denial-of-service attacks; security breaches; cyber-attacks; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes; acts of war or terrorism and design or usage errors by our employees or contractors.

Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

From time to time, our systems require modifications and updates, including by adding new hardware, software, sensors and applications; maintaining, updating or replacing legacy programs; and integrating new service providers, and adding enhanced or new functionality.

Although we actively endeavor to select systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. In addition, any interruption in the operation of our websites or systems could cause us to suffer reputational harm or to lose sales if customers are unable to access our site or purchase merchandise from us during such interruption. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in foreign currency exchange rates could increase our operating costs and impact our business.

The majority of our sales and cash are denominated in U.S. dollars, however we do have certain contracts with third parties that are denominated in, or otherwise affected by, other currencies. Therefore, fluctuations in exchange rates, particularly between the U.S. dollar and the Brazilian real, Mexican peso, Australian dollar, Chilean peso and euro, may result in foreign exchange gains or losses for us. As a result, we are exposed to fluctuations in these currencies impacting our operating results.

Currency exchange rates fluctuate daily as a result of a number of factors, including changes in a country’s political and economic policies. The primary impact of currency exchange fluctuations is on cash, payables and expenses related to transactions in currencies denominated in other than the U.S. dollar. As part of our currency hedging strategy, we may use financial instruments such as forward exchange, swap contracts and options to hedge our foreign currency exposure in order to reduce the short-term impact of foreign currency rate fluctuations on our operating results. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience unexpected fluctuations in our operating results as a result of changes in exchange rates.

Furthermore, volatility in foreign exchange rates affects our ability to plan our pricing strategy. To the extent that we are unable to pass along increased costs and other financial effects resulting from exchange rate fluctuations to our customers, our profitability may be adversely impacted. Additionally, a resurgence of the COVID-19 pandemic could contribute to foreign currency volatility. As a result, fluctuations in non-U.S. dollar currencies and the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Risks related to the Transactions and our relationship with Flex

We have only operated as a separate, publicly traded company since our IPO, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report is derived from the consolidated financial statements and accounting records of Flex until February 8, 2023 (the “IPO date”). Our audited financial statements included in this Annual Report reflect our operations as a separate, publicly traded company only since the IPO date, which is less than one fiscal quarter. In addition, under applicable accounting rules, we have been required to reflect certain costs associated with being a public company in the post-IPO period as opposed to over the entire fiscal year. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•

Prior to the Transactions, our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company. Flex or one of its affiliates performed various business functions for us such as legal, finance, treasury, accounting, auditing, tax, human resources, investor relations, corporate affairs, compliance support, logistics and bonding support, procurement and planning services, as well as the provision of leased facilities and business software and IT systems. Our historical financial results reflect allocations of corporate expenses from Flex or autonomous entity adjustments for such functions and may be different than the expenses we would have incurred had we operated as a separate publicly traded company. Our cost related to such functions may therefore increase after the IPO date.

•

Historically, certain aspects of our business have been integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition following the completion of the Transactions. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Flex. In connection with the Transactions, we incurred a substantial amount of indebtedness in the form of senior credit facilities comprised of (i) a term loan in an aggregate principal amount of $150.0 million, and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “2023 Credit Agreement”). See Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report. In addition, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	After the completion of the Transactions, including our IPO, the cost of capital for our businesses may be higher than Flex’s cost of capital prior to the Transactions.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Flex. For additional information about the past financial performance of our businesses and the basis of presentation of the historical combined financial statements of our businesses, refer to the notes to the audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Flex.

There is a risk that, by separating from Flex, we have become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current Flex organizational structure. As part of Flex, we were able to enjoy certain benefits from Flex’s creditworthiness, purchasing power and operating diversity, such as our business in Brazil that we operate indirectly through Flex or its subsidiaries. As a separate, publicly traded company, we generally do not have similar benefits provided by Flex. Additionally, as part of Flex, we were able to leverage the Flex historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As a separate, publicly traded company, we do not have the same historical market reputation and performance or brand identity as Flex and it may be more difficult for us to recruit or retain such key personnel.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.

We have operated as a wholly-owned subsidiary of Flex throughout the majority of our operating history. Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly- traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition and results of operations.

Flex continues to control the direction of our business, and the concentrated ownership of our common stock may prevent you and other stockholders from influencing significant decisions.

As of March 31, 2023 Flex, directly or indirectly through Yuma and Yuma Sub, owns 88,457,619 shares of our Class B common stock, representing approximately 61.4% of the total outstanding shares of our common stock. As long as Flex beneficially owns a majority of the total outstanding shares of our common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. If Flex does not sell or otherwise dispose of its shares of our common stock, it will remain our controlling stockholder indefinitely.

Moreover, pursuant to the Second Amended and Restated Separation Agreement by and among Flex, Nextracker Inc., the LLC, and Flextronics International USA, Inc. (the “separation agreement”), for so long as Flex beneficially owns a majority of the total voting power of our outstanding shares with respect to the election of directors, Flex has the right, but not the obligation, to designate for nomination a majority of the directors (including the chairman of our board of directors) and a majority of the members of any committee of the board. In addition, Flex has the right, but not the obligation, to nominate (i) 40% of our directors, as long as it beneficially owns 40% or more, but less than 50% of the combined voting power of our outstanding common stock, (ii) 40% of our directors, as long as it beneficially owns 30% or more, but less than 40% of the combined voting power of our outstanding common stock, (iii) 30% of our directors, as long as it beneficially owns 20% or more, but less than 30% of the combined voting power of our outstanding common stock, and (iv) 20% of our directors, as long as it beneficially owns 10% or more, but less than 20% of the combined voting power of our outstanding common stock. For so long as Flex beneficially owns less than a majority but at least 5% of the total voting power of our outstanding common stock with respect to the election of directors, Flex is entitled to include at least one of its designees on each committee of the board.

Flex’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Our other stockholders will not be able to affect the outcome of any stockholder vote while Flex controls the majority of the total outstanding shares of our common stock. As a result, Flex will be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including, but not limited to, the following:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;

•	any determinations with respect to mergers, business combinations or disposition of assets;

•	our financing and dividend policy;

•	compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with Flex relating to the Transactions;

•	changes to any other agreements that may adversely affect us;

•	the payment of dividends on our Class A common stock; and

•	determinations with respect to our tax returns.

Because Flex’s interests may differ from ours or from those of our other stockholders, actions that Flex takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders.

If Flex sells its retained beneficial interest in the LLC to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party.

Flex owns a controlling equity interest in our Company via its retained majority beneficial interest in the LLC and ownership of our Class B common stock. Flex has the ability, should it choose to do so, to sell some or all of its retained beneficial interest in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company.

The ability of Flex to privately sell its retained beneficial interest, with no requirement for a concurrent offer to be made to acquire all of the shares of our Class A common stock, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to Flex on its private sale of its retained beneficial interest in the LLC. Additionally, if Flex privately sells its controlling interest in our Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Flex sells a controlling interest in our Company to a third party, our future indebtedness may be subject to acceleration, Flex may terminate the transitional arrangements, and our other commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have an adverse effect on our operating results and financial condition.

The continued concentrated ownership of our common stock could depress our Class A common stock price.

As of March 31, 2023, Flex, directly or indirectly through Yuma and Yuma Sub, owns 88,457,619 shares of Class B common stock, representing approximately 61.4% of the total outstanding shares of our common stock. The liquidity of shares of our Class A common stock in the market may be constrained for as long as Flex continues to hold a significant position in our common stock. A lack of liquidity in our Class A common stock could depress the price of our Class A common stock.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of March 31, 2023, Flex indirectly holds approximately 61.4% of the total outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the total voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that our Nominating, Governance and Corporate Responsibility Committee (“NG&PRC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate;

•	the requirement that our Compensation and People Committee (“CPC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of our NG&PRC and CPC.

At present, a majority of the directors on our board are not independent. In addition, our NG&PRC, CPC and Audit Committee do not consist entirely of independent directors. As required by the applicable requirements of Nasdaq, our Audit Committee will consist entirely of independent directors within one year of the completion of our IPO. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Flex and its directors and officers have limited liability to us and you for breach of fiduciary duty.

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Flex and its directors and officers have no obligation to refrain from engaging in the same or similar business activities or lines of business as we do or doing business with any of our clients, customers or vendors. As such, neither Flex nor any officer or director of Flex is liable to us or to our stockholders for breach of any fiduciary duty by reason of any of these activities.

Flex may compete with us.

Notwithstanding Flex’s continued ownership and control of the Company, Flex will not be restricted from competing with us. If Flex in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Potential indemnification liabilities to Flex pursuant to the separation agreement could materially and adversely affect our businesses, financial condition, results of operations and cash flows.

The separation agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation. If we are required to indemnify Flex under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities.

In connection with our separation from Flex, Flex has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Flex’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the separation agreement and certain other agreements with Flex, Flex has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Flex has agreed to retain, and there can be no assurance that the indemnity from Flex will be sufficient to protect us against the full amount of such liabilities, or that Flex will be able to fully satisfy its indemnification obligations. In addition, Flex’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event Flex’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from Flex or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could have a material adverse effect on our businesses, financial condition and results of operations.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Flex. Also, certain of Flex’s current officers also serve as our directors, which may create conflicts of interest or the appearance of conflicts of interest.

Because of their current or former positions with Flex, certain of our executive officers and directors own equity interests in Flex. Continuing ownership of Flex ordinary shares and equity awards could create, or appear to create, potential conflicts of interest if we and Flex face decisions that could have implications for both Flex and us. In addition, certain of Flex’s current directors and officers also serve as our directors, and this could create, or appear to create, potential conflicts of interest when we and Flex encounter opportunities or face decisions that could have implications for both companies.

We may not achieve some or all of the expected benefits of being a separate, publicly traded company.

We may not be able to achieve the full strategic and financial benefits expected to result from being a separate, publicly traded company, or such benefits may be delayed or not occur at all. Being a separate, publicly traded company is expected to provide the following benefits, among others:

•

Allows investors to separately value Flex and us based on their distinct investment identities. Our business fundamentally differs from Flex’s other businesses in several respects, as Flex’s primary focus is contract manufacturing for multiple industries in contrast to our focus on selling proprietary products for utility-scale solar power plants. Being a separate, publicly traded company enables investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their distinct characteristics.

•

Allows us and Flex to more effectively pursue our and Flex’s distinct operating priorities and strategies and enable management of both companies to focus on unique opportunities for long-term growth and profitability. For example, while our management is able to focus exclusively on our businesses, the management of Flex will be able to grow its businesses. Our and Flex’s separate management teams are also able to focus on executing the companies’ differing strategic plans without diverting attention from the other businesses.

•

Permits each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital, providing each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs.

•	Creates an independent equity structure that will afford us direct access to the capital markets and facilitate our ability to capitalize on our unique growth opportunities.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•

As previously part of Flex, our businesses benefited from Flex’s size and purchasing power in procuring certain goods and services. As a separate, publicly traded company, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable as those Flex obtained prior to the separation. We may also incur costs for certain business functions previously performed by Flex that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

•	The actions required to separate our and Flex’s respective businesses will require significant amounts of our management’s time and effort, which could disrupt our operations.

•	Certain costs and liabilities that were otherwise less significant to Flex as a whole are more significant for us and Flex as separate companies.

•

We have incurred costs in connection with the transition to being a separate, publicly traded company that include additional personnel costs, corporate governance costs (including director and officer insurance costs) and audit, consulting, legal and other professional services fees.

•	As a separate, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than if we were still fully integrated with Flex.

•	Our businesses are less diversified than Flex’s combined businesses prior to the separation.

If we fail to achieve some or all of the benefits expected to result from being a publicly traded company, or if such benefits are delayed, our businesses, financial condition and results of operations could be materially and adversely affected.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Flex.

The agreements we have entered into with Flex and certain of its subsidiaries in connection with the separation, including the separation agreement, transition services agreement, employee matters agreement, merger agreement, tax matters agreement, a tax receivable agreement (the “Tax Receivable Agreement”), registration rights agreement and certain commercial agreements were prepared in the context of our separation from Flex while we were still a subsidiary of Flex.

Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Flex. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Flex and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

We may be required to effect the Merger and the other transactions contemplated by the Merger Agreement (as defined below) or certain distributions or other dispositions under the separation agreement, and our stockholders have no right to approve or disapprove of the Merger or such other transactions, including the issuance of shares of our Class A common stock to the holders of Yuma common stock in connection with the Merger or such other transactions.

We, Flex, Yuma and Yuma Acquisition Corp., our wholly-owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “merger agreement”) prior to the IPO, pursuant to which, among other matters, Flex has the right, but not the obligation, to effect a merger of Yuma with Merger Sub, with Yuma surviving such merger as our wholly-owned subsidiary, in a transaction intended to qualify for tax-free treatment under Section 368(a) of the Code (the “Merger”). The Merger would, on the terms and subject to the conditions set forth in the merger agreement, be effected immediately following the distribution of all of the outstanding stock of Yuma to the holders of ordinary Flex shares as contemplated by the merger agreement (the “Merger Distribution”) with such stock of Yuma being exchanged for shares of our Class A common stock in the Merger.

Prior to the IPO, we and each of Flex, Yuma and Merger Sub, and our stockholders and the stockholders of each of Yuma and Merger Sub, approved the merger agreement and the transactions contemplated by the merger agreement, including the Merger and the issuance of our Class A common stock to the holders of Yuma common stock in connection with the Merger. As a result, our stockholders have no right to approve or disapprove of the Merger or the other transactions contemplated by the merger agreement or the issuance of shares of our Class A common stock to the holders of Yuma common stock in connection with the Merger. Further, our stockholders have no right to appraisal under Section 262 of the Delaware General Corporation Law (the “DGCL”) or otherwise in connection with the Merger or the other transactions contemplated by the merger agreement.

We also committed to take various other actions following the IPO pursuant to the merger agreement (which actions are subject to Flex exercising its option, in its sole discretion, to effect the Merger and the other transactions contemplated by the merger agreement), including the registration under the Securities Act of the shares of our Class A common stock issuable to the holders of Yuma common stock in connection with the Merger.

Further, pursuant to the separation agreement, we and the LLC have also committed to take various other actions following the IPO with respect to Flex effecting a tax-free or other distribution or disposition of its retained beneficial interest in the LLC (as applicable, a “Distribution” or “Other Disposition”) (which actions are subject to Flex exercising its option, in its sole discretion, to effect such Distribution or Other Disposition contemplated by the separation agreement), including the registration under the Securities Act of the shares of our Class A common stock issuable to the holders of Yuma common stock in connection with such Distribution or Other Disposition.

Flex has no obligation (pursuant to the merger agreement or otherwise) to pursue or consummate any further distribution or disposition of its retained beneficial interest in the LLC, including by means of a Distribution or Other Disposition or the Merger Distribution and the Merger, by any specified date or at all. Flex has submitted a request for a private letter ruling from the Internal Revenue Service regarding the qualification of the Merger Distribution for tax-free treatment under Section 355 of the Code and certain related matters, in the event that Flex determines to proceed with the Merger Distribution. There can be no assurance such a ruling will be issued or that even if it is, that Flex will pursue the Merger Distribution. As a result, the timing of the Merger and the other transactions contemplated by the merger agreement is uncertain, and subject to Flex’s sole discretion. Accordingly, we have no certainty when such transactions (and the effectiveness of our related obligations under the separation agreement and the merger agreement) will occur or if they will occur at all.

In the event that Flex determines to effect all or part of a tax-free or other distribution or disposition of its retained beneficial interest in the LLC (including by means of a Distribution or Other Disposition or the Merger Distribution and the Merger), Flex may no longer own more than 50% of the combined voting power of our outstanding common stock and we may no longer be a “controlled company” within the meaning of the rules of Nasdaq.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Further, we have entered into the separation agreement with Flex, which gives Flex the right to nominate a majority of our directors and a majority of the members of our board committees for so long as our controlling stockholder beneficially owns 50% or more of the total voting power of our outstanding common stock and specifies how our controlling stockholder’s nomination rights shall decrease as our controlling stockholder’s beneficial ownership of our common stock also decreases.

In the event that Flex determines to proceed with all or part of a tax-free or other distribution or disposition of its retained beneficial interest in the LLC (including a Distribution or Other Disposition or the Merger Distribution and the Merger), Flex may no longer own more than 50% of the combined voting power of our outstanding common stock. As a result, among other matters, Flex may no longer hold the right as our controlling stockholder to nominate a majority of our directors and a majority of the members of our board committees and we may no longer be a “controlled company” within the meaning of the rules of Nasdaq and permitted to rely on exemptions from certain corporate governance requirements.

Flex has no obligation (pursuant to the merger agreement or otherwise) to pursue or consummate any further distribution or disposition of its retained beneficial interest in the LLC, including by means of a Distribution or Other Disposition or the Merger Distribution and the Merger, by any specified date or at all. Accordingly, Flex’s status as our controlling stockholder (and its associated rights with respect thereto) and our status as a “controlled company” is uncertain and subject to change at Flex’s sole discretion, including as a result of the exercise of Flex’s rights under the separation agreement or the merger agreement.

We or Flex may fail to perform under various transaction agreements that have been executed as part of the Transactions or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

The separation agreement and other agreements that have been entered into in connection with the Transactions determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include related indemnifications related to liabilities and obligations. The transition services agreement we entered into with Flex provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We have relied and will continue to rely on Flex to satisfy its performance and payment obligations under these agreements. If Flex is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Flex currently provides to us.

However, we may not be successful in implementing these systems and services or in transitioning data from Flex’s systems to us.

In addition, we expect this process to be complex, time-consuming and costly. We are also establishing or expanding our own corporate and business functions to be separate from Flex. We expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Flex historically provided us prior to the separation. Any failure or significant downtime in our own financial, administrative or other support systems or in the Flex financial, administrative or other support systems during the transitional period when Flex provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

In particular, our day-to-day business operations rely on our information technology systems. A significant portion of the communications among our personnel, customers and suppliers take place on our information technology platforms. We expect the transfer of information technology systems from Flex to us to be complex, time-consuming and costly. There is also a risk of data loss in the process of transferring information technology. As a result of our reliance on information technology systems, the cost of such information technology integration and transfer and any such loss of key data could have an adverse effect on our business, financial condition and results of operations.

We may continue to be dependent on Flex for certain components for our products.

Our self-powered controller (“SPC”) and network control unit (“NCU”) used in our tracker products are predominately manufactured by Flex. We have an agreement with Flex for the manufacturing of these components, but we operate on a purchase order basis for pricing. The processes to manufacture these SPCs and NCUs are highly complex, specialized and proprietary. Although we have recently added two suppliers who manufacture our SPCs, if Flex is unable or unwilling to manufacture controllers for us, or increases its pricing substantially, a substantial portion of our supply of these critical components would be interrupted or delayed and we may not be able to source substitute parts easily. We would incur increased expenses in establishing new relationships with alternative manufacturers at market prices. We may not be able to source alternative components on term acceptable to us or in a timely and cost-effective manner which may materially and adversely affect our business, financial condition, results of operation and profitability.

We are a holding company and our principal asset is our LLC Units in the LLC, and accordingly we are dependent upon distributions from the LLC to pay taxes and other expenses.

We are a holding company and, as a result of the Transactions and our IPO, our principal asset is our ownership of the LLC. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC Units, including us. We had no operations prior to the Transactions and had no independent means of generating revenue. As the managing member of the LLC, we intend to cause the LLC to make distributions to us in amounts sufficient to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. Distributions will generally be made on a pro rata basis among us, Yuma, Yuma Sub and TPG. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.

To the extent that we need funds and the LLC or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

Tax authorities could challenge our historical and future tax positions.

Our taxable income comes primarily from the allocation of taxable income from the LLC. We are subject to federal and state income taxes in the United States on the taxable income allocated to us from the LLC. In addition, while the majority of the LLC’s income comes from United States sources and will not be subject to LLC level income tax, the LLC has taxable income in some foreign subsidiaries that is subject to foreign tax at the level of the LLC. We may be entitled to foreign tax credits in the United States for our share of the foreign tax paid by the LLC. As the LLC operates in a number of countries and relies on intercompany transfer pricing, judgment is required in determining our provision for income taxes. In the ordinary course of the LLC’s business, there may be transactions or intercompany transfer prices where the ultimate tax determination is uncertain. Additionally, calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we and the LLC are required to file tax returns.

In certain circumstances, the LLC will be required to make distributions to us, Yuma, Yuma Sub and TPG, and the distributions that the LLC will be required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement.

As noted above, the LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC Units, including us. We anticipate that, pursuant to the tax rules under the Code and the regulations thereunder, in many instances these allocations of taxable income will not be made on a pro rata basis.

Notwithstanding that, pursuant to the LLC Agreement, the LLC generally is required from time to time to make pro rata cash distributions, or tax distributions, to the holders of LLC Units to help each of the holders of the LLC Units to pay taxes on such holder’s allocable share of taxable income of the LLC. As a result of potential non pro rata allocations of net taxable income allocable to us, Yuma, Yuma Sub and TPG, and the favorable tax benefits that we anticipate receiving from the IPO and certain related transactions, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to the LLC, the existing owners of the LLC would benefit from any value attributable to such accumulated cash balances as a result of an exchange of their LLC Common Units and corresponding shares of Class B common stock under an exchange agreement between Nextracker Inc., the LLC, Yuma, Yuma Sub and TPG (the “Exchange Agreement”).

If Flex distributes its retained beneficial interest in the LLC on a tax-free basis, we may be required to indemnify Flex for certain tax liabilities and may be prevented from pursuing opportunities to engage in desirable strategic or capital-raising transactions.

Flex may, in the future, undertake a Distribution or Other Disposition, whether directly or through a distribution or disposition of the stock of Yuma, which holds Flex’s retained beneficial interest in the LLC. Among other possible transactions, Flex may distribute all of the outstanding stock of Yuma to Flex’s shareholders in the Merger Distribution contemplated by the merger agreement and then cause Yuma to merge with a wholly-owned subsidiary of Nextracker Inc. to effect the Merger contemplated by the merger agreement. If Flex undertakes a spin-off transaction (including the Merger Distribution and the Merger contemplated by the merger agreement), Flex, Yuma and Nextracker Inc. will enter into a tax matters agreement which will govern the rights, responsibilities and obligations of Flex, Yuma and Nextracker Inc. with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off transaction), tax attributes, tax returns, tax contests and certain other tax matters. You will not have the right to approve the structure pursuant to which Flex may undertake any ultimate distribution of its retained beneficial interest in the LLC or the terms of the tax matters agreement between Flex, Yuma and Nextracker Inc.

If Flex undertakes the Merger Distribution, the merger agreement provides that we will enter into a tax matters agreement with Flex and Yuma as of immediately prior to the Merger Distribution, substantially in the form attached as Exhibit C to the merger agreement, which will govern the rights, responsibilities and obligations of Flex, Yuma and us with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Merger Distribution and the Merger), tax attributes, tax returns, tax contests and certain other tax matters. Under the tax matters agreement, Yuma will be liable for any taxes that are reportable on returns that include only Yuma and/or its subsidiaries (but not Flex or any of its subsidiaries) for all tax periods. Yuma will also be liable for any taxes that are attributable to the Nextracker business, as reasonably determined by Flex, that are reportable on returns that include Yuma and/or its subsidiaries, on the one hand, and Flex and/or its subsidiaries, on the other hand, for any taxable period (or portion thereof) beginning after the date of the spin-off transaction. Notwithstanding the foregoing, Yuma and Flex will each be liable for 50% of certain transfer taxes attributable to the spin-off transaction (including the Merger Distribution and the Merger).

Yuma generally will be responsible for specified taxes and related amounts imposed on Flex or Yuma (or their respective subsidiaries) that arise from the failure of the spin-off transaction (including the Merger Distribution and the Merger) to qualify for tax-free treatment under Section 368(a) or Section 355 of the Code. Such taxes and related amounts could be material and the tax matters agreement will generally require Yuma (on behalf of itself or Nextracker Inc., as applicable) to bear such taxes and related amounts to the extent that the failure to so qualify is attributable to, among other things, (i) a breach of the relevant representations and covenants made by Yuma or Nextracker Inc. in the tax matters agreement or any representation letter provided in support of any tax opinion or IRS ruling obtained by Flex with respect to the U.S. federal income tax treatment of such spin-off or (ii) certain actions or failures to act by Yuma or Nextracker Inc. (or their respective subsidiaries) that result in the spin-off transaction failing to qualify for tax-free treatment under Section 368(a) or Section 355 of the Code. Because Yuma would merge with a wholly-owned subsidiary of Nextracker Inc., among other possible transactions, the obligations of Yuma under the tax matters agreement will become direct or indirect obligations of Nextracker Inc. and this may adversely affect our business, financial condition and results of operations.

Flex and Yuma also agreed to make a protective election under Section 336(e) of the Code with respect to the spin-off transaction and take necessary actions to effect such election, unless such election results in a material adverse tax consequence to Flex or its subsidiaries (compared to the consequences that would have resulted if no such election was made) in which case the election would only be made as directed by Flex in its sole discretion. If an election under Section 336(e) is made, the spin-off transaction fails to qualify for tax-free treatment, and the resulting taxes are considered liabilities of Flex, then Flex will be entitled to periodic payments from Yuma equal to 85% of the tax savings arising from the step-up in tax basis resulting from the election. The parties to the tax matters agreement will negotiate in good faith the terms of a tax receivable agreement that are substantially similar to the Tax Receivable Agreement to govern the calculation and making of such payments, provided that any such tax savings resulting from the election under Section 336(e) of the Code will be treated as the last items claimed for the taxable year.

To preserve the tax-free treatment of any such spin-off by Flex, the tax matters agreement would, among other restrictions, restrict Yuma and Nextracker Inc. (and their respective subsidiaries), for the two-year period following the spin-off, except in specific circumstances, from: (i) entering into any transaction pursuant to which Yuma or Nextracker Inc. stock would be acquired (with certain exceptions), (ii) merging, consolidating or liquidating either Yuma or Nextracker Inc., other than through the Merger, (iii) selling or transferring assets above certain thresholds, (iv) redeeming or repurchasing stock (with certain exceptions), (v) altering the voting rights of Yuma or Nextracker Inc. stock, (vi) taking or failing to take any other action that would reasonably be expected to result in the spin-off transaction failing to qualify for tax-free treatment under Section 368(a) or Section 355 of the Code, (vii) ceasing to engage in any active trade or business as defined in the Code, or (viii) facilitating or otherwise participating in any acquisition of Nextracker Inc. stock that would result in a shareholder owning directly or indirectly 5% or more of outstanding Nextracker Inc. stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We are required to pay Yuma and Yuma Sub, both of which are subsidiaries of Flex, TPG, and the TPG Affiliates (or certain permitted transferees thereof) for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.

We expect that the IPO and certain related transactions (including the Transactions) will produce tax benefits for us. We used all of the net proceeds from our IPO to purchase LLC Common Units from Yuma and did not retain any net proceeds from the IPO. Additionally, we may be required from time to time to acquire additional LLC Common Units together with a corresponding number of shares of our Class B common stock in exchange for our Class A common stock (or cash) pursuant to the Exchange Agreement. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report. We expect that basis adjustments resulting from these transactions, if they occur, among other tax benefits resulting from the Transactions, will reduce the amount of income tax we would otherwise be required to pay in the future.

We entered into a Tax Receivable Agreement with the LLC, Yuma, Yuma Sub, TPG and the TPG Affiliates in connection with our IPO. The Tax Receivable Agreement provides for the payment by us to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC Units, including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC Units and shares of Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings we will be deemed to realize associated with the tax benefits described above would aggregate to approximately $271 million over 20 years from the date of our IPO based on the initial public offering price of $24.00 per share of our Class A common stock, and assuming all future exchanges of LLC Units occurred at the time of the IPO. Under such scenario we would be required to pay the owners of LLC Units approximately 85% of such amount, or $230.3 million, over the 20-year period from the date of the IPO, and the yearly payments over that time would range between approximately $1 to $15 million per year. Such payments will reduce the cash provided to us by the tax savings described above. As a result, investors purchasing shares in the public market will not be entitled to the economic benefit of the tax benefits subject to the Tax Receivable Agreement that would have been available if the Tax Receivable

Agreement were not in effect (except to the extent of our continuing 15% interest in the tax benefits subject to the Tax Receivable Agreement). The actual amounts may materially differ from these hypothetical amounts, as potential future tax savings we will be deemed to realize, and Tax Receivable Agreement payments by us, will be calculated based in part on the market value of our Class A common stock at the time of purchase or exchange and the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), and will generally be dependent on us generating sufficient future taxable income to realize the benefit. The payments under the Tax Receivable Agreement are not conditioned upon the ownership of us by Yuma, Yuma Sub, TPG or the TPG Affiliates (or any permitted transferees thereof). See Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement.

In certain cases, payments under the Tax Receivable Agreement to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Merger Distribution and the Merger), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). If we were to elect to terminate the Tax Receivable Agreement, based on the initial public offering price of $24.00 per share of our Class A common stock and a discount rate equal to SOFR plus 100 basis points, we estimate that we would be required to pay $230.3 million in the aggregate under the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.

Additionally, if Flex undertakes a tax-free distribution of Yuma (or a corporation to which Yuma is contributed), and then causes Yuma (or such corporation) to merge or consolidate with us or with a wholly-owned subsidiary of ours in a tax-free transaction, our obligations under the Tax Receivable Agreement will not accelerate but Yuma can elect in its discretion to assign its rights under the Tax Receivable Agreement to another entity (including an affiliate of Flex) prior to such distribution. If Yuma (or a corporation to which Yuma is contributed) makes this election and assigns its rights under the Tax Receivable Agreement to another entity, we would not be entitled to any payments under the Tax Receivable Agreement nor would this eliminate any of our obligations under the Tax Receivable Agreement, even though Yuma (or such corporation) would be merged with us or with a wholly-owned subsidiary of ours.

Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine except with respect to the agreed tax treatment provided for in the Tax Receivable Agreement. The

Tax Receivable Agreement (“TRA”) and a related side letter (the “TRA Side Letter,”), which is treated as part of the TRA, provide that the parties will treat payments under the Tax Receivable Agreement and TRA Side Letter that are attributable to certain tax benefits from exchanges of LLC Units under the Exchange Agreement and from the purchase of LLC Units from Yuma (with the net proceeds of the IPO) as upward purchase price adjustments to the extent permitted by law and other than amounts treated as interest under the Code. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement, even if the tax benefits underlying such payment are disallowed (although future amounts otherwise payable under the Tax Receivable Agreement may be reduced as a result thereof). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the benefits that we actually realize in respect of the tax attributes subject to the Tax Receivable Agreement.

Risks Related to Our Indebtedness and Financing

Our indebtedness could adversely affect our financial flexibility, financial condition and our competitive position.

In connection with the Transactions, we incurred substantial indebtedness under the 2023 Credit Agreement. The obligations of the borrower, the LLC, under the 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from exploiting business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that limit or will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the 2023 Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

The 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to, among other things:

•	place liens on our or our subsidiaries’ assets;

•	incur additional indebtedness;

•	change the nature of our business; and

•	change our or our subsidiaries’ fiscal year or organizational documents.

Our substantial indebtedness could adversely affect our financial condition.

Our indebtedness could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the foregoing events and/or factors could have a material adverse effect on our business, financial condition and results of operations.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

We periodically evaluate opportunities to access capital markets, taking into account our financial condition, regulatory capital ratios, business strategies, anticipated asset growth and other relevant considerations. It is possible that future acquisitions, organic growth or changes in regulatory capital requirements could require us to increase the amount or change the composition of our current capital, including our common equity. For all of these reasons and others, and always subject to market conditions, we may issue additional shares of common stock or other capital securities in public or private transactions.

The issuance of additional common stock, debt, or securities convertible into or exchangeable for our common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive or other rights that would entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in dilution of the ownership interests of our stockholders.

Because we do not intend to pay any cash dividends on our common stock in the near term, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, the terms of the separation agreement and the 2023 Credit Agreement restrict, and any future financing agreements may also restrict, our ability to pay dividends. Under the separation agreement, we cannot make any payment or declaration of any dividend or other distribution on Nextracker securities without the prior written consent of Flex unless expressly authorized by the LLC’s governing documents in effect as of February 1, 2022. Furthermore, the 2023 Credit Agreement restricts our ability to pay dividends on our common stock except where certain conditions are met. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

The LLC’s ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our 2023 Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

Risks related to our Class A common stock

There is no guarantee a public market for our Class A common stock and an active trading market will develop or be sustained.

Our common stock has been trading on a national securities exchange for less than six months. Prior to the IPO, there was no public market for our Class A common stock. An active trading market once developed may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to both raise capital by selling shares of Class A common stock and acquire other complementary technologies or businesses by using our shares of Class A common stock as consideration.

An inactive trading market may also impair our ability to both raise capital by selling shares of Class A common stock and acquire other complementary technologies or businesses by using our shares of Class A common stock as consideration.

The price of our Class A common stock may continue to fluctuate substantially, and you could lose all or part of your investment.

The market price of our Class A common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in trading price of our common stock include the following:

•	volume and customer mix for our products;

•	the introduction of new products by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	product liability claims or other litigation;

•	quarterly variations in our results of operations or those of others in our industry;

•	media exposure of our products or of those of others in our industry;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in earnings estimates or recommendations by securities analysts;

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;

•

changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders, including Flex, TPG and our employees, or our incurrence of debt; and

•	announcements or actions taken by Flex as our controlling stockholder.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would harm our financial condition and operating results and divert management’s attention and resources from our business.

We cannot predict the effect our multi-class share structure may have on the market price of our Class A common stock.

We cannot predict whether our multi-class share structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders. Under such policies, the multi-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. In addition, several stockholder advisory firms and large institutional investors oppose the use of multi-class share structures. As a result, our multi-class share structure may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. As a result of the foregoing factors, the market price and trading volume of our Class A common stock could be adversely affected.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our Class A common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Future sales or other distributions of shares of our Class A common stock could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of March 31, 2023, we have 144,090,587 outstanding shares of Class A and Class B common stock. This includes the shares that we sold in the IPO, which may be resold in the public market without restriction, unless purchased by our affiliates. Approximately 113 million shares of our common stock are currently restricted as a result of securities laws or 180-day lock-up agreements.

Subject to the restrictions described in the paragraph below, future sales of shares of our Class A common stock in the public market by Flex and TPG will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as Flex or TPG, respectively, is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Certain affiliates of Flex and TPG have rights, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we may file for ourselves or other stockholders. We are unable to predict whether or when Flex or TPG will sell or otherwise dispose of shares of our Class A or Class B common stock. The sale or other disposition by Flex or TPG of a substantial number of shares, or a perception that such sales or other dispositions could occur, could significantly reduce the market price of our Class A common stock.

Additionally, in connection with our IPO, we, certain of our officers and directors, Flex and TPG agreed with the underwriters that, without the prior written consent of each of J.P. Morgan Securities LLC and BofA Securities, Inc., we and they will not, subject to certain exceptions and extensions, during the period ending 180 days after the IPO date, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, or enter into any swap or other agreement that transfers to another, in whole or in part, any of the economic consequences of ownership of shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock or publicly disclose the intention to make any such offer, sale, pledge or disposition. J.P. Morgan Securities LLC and BofA Securities, Inc. may, in their sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to the lock-up.

In connection with our IPO, we filed a registration statement on Form S-8 registering under the Securities Act the shares of our Class A common stock reserved for issuance under our Equity Incentive Plan. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

We have incurred and expect to continue to incur costs associated with corporate governance requirements that have become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes–Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending March 31, 2024. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

We are further enhancing internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Our auditors will be required to express an opinion on the effectiveness of our internal controls beginning with our Annual Report on Form 10-K for the year ending March 31, 2024. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Provisions in our corporate charter documents and under Delaware law and certain contractual rights granted to Flex could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and certain contractual rights that have been granted to Flex under the separation agreement may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. Notwithstanding the foregoing, the exclusive forum provision will not apply to any claim to enforce any liability or duty created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, such provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Section 145 of the DGCL.

In addition, as permitted by the DGCL, our amended and restated certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by applicable law. Such law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

the rights conferred in our amended and restated certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors, officers, employees and agent.

General risk factors

If we fail to manage our future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods. We intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth effectively, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our reputation and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time.

Competition for highly skilled individuals with technical expertise is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fremont, California, USA and consist of approximately 44,000 square feet of leased office, laboratory and warehouse space which is used to accommodate office staff, research and development projects, machine shop work, tools repair, shipping and receiving. The adjacent Center for Solar Excellence, composed of approximately six acres of leased land, is used for field testing, research and development, training and marketing purposes.

In addition, we lease an aggregate of approximately 34,000 square feet of office space and approximately 11,000 square feet of warehouse and tool storage space in the U.S. We also maintain leased office space in Australia, China, India, Mexico, Spain and the United Arab Emirates, some of which is provided to us by Flex under the transition services agreement.

We believe our facilities are in adequate condition and meet our current needs. We have the ability to add new facilities and expand our existing facilities as we continue to add employees and expand into new geographic markets.

ITEM 3. LEGAL PROCEEDINGS

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

For more information, see Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock has been listed and traded on the Nasdaq Global Select Market under the symbol “NXT” since February 8, 2023. Prior to that date, there was no public market for our Class A common stock. There is no public market for our Class B common stock.

Holders of Record

As of March 31, 2023, we had five holders of record of our Class A common stock and three holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of the agreement governing our credit facilities and the separation agreement with Flex. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to the definitive Proxy Statement to be delivered to shareholders in connection with the Nextracker Inc.’s 2023 Annual Shareholders Meeting and filed with the SEC within 120 days of the fiscal year ended March 31, 2023.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the fiscal year ended March 31, 2023.

Use of Proceeds

On February 8, 2023 the SEC declared our registration statement on Form S-1 (File No. 333-269238) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 10, 2023.

Issuer Purchases of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references in this Annual Report to “Nextracker”, the “Company”, “we”, “us” and “our” shall mean both Nextracker LLC (the “LLC”) and its consolidated subsidiaries prior to the IPO described in this Annual Report and to Nextracker Inc. and its consolidated subsidiaries following the IPO and the related transactions completed in connection with the IPO. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” or “Parent” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of the Company’s management. This section of this Form 10-K discusses fiscal year 2023 and 2022 items and year-to-year comparisons between fiscal year 2023 and 2022. Discussions of fiscal year 2021 items and year-to-year comparisons between fiscal year 2022 and fiscal year 2021 are not included in this Annual Report and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 filed on February 6, 2023. You should read the following discussion in conjunction with the notes to the consolidated financial statements and other information included elsewhere in this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors, Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections titled “Liquidity and Capital Resources” below and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Annual Report and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar panels, also known as modules, in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. We have led the solar industry based on gigawatts (“GW”) shipped globally from 2015 to 2022 and in the U.S. from 2016 to 2022. We delivered 18 GW, 15 GW, and 12 GW to our customers in fiscal years 2023, 2022 and 2021, respectively.

We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex Ltd. in 2015. Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across five continents. Flex’s expertise in global supply chains and procurement and its strong financial backing has helped us accelerate our penetration of our end markets and run a more optimized supply chain, and we intend to continue leveraging these learnings from Flex now that we are a publicly traded company. Over time, we have developed new and innovative hardware and software products and services to scale our capabilities. In 2016, Flex acquired BrightBox Technologies on our behalf to further our machine learning capabilities.

We have shipped more than 75 GW of solar tracker systems as of March 31, 2023 to projects on six continents. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.

For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $1.9 billion and $1.5 billion in fiscal years 2023 and 2022, respectively.

The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
(In thousands)	2023		2022		2021
Revenue:
U.S.	$1,298,596	68%	$904,946	62%	$900,927	75%
Rest of the World	603,541	32%	552,646	38%	294,690	25%

Total	$1,902,137		$1,457,592		$1,195,617

The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Fiscal year ended March 31,
(In millions)	2023	2022	2021
Customer A*	$331.0	$196.2	$230.3

*	SOLV Energy

Initial Public Offering

On February 8, 2023, Nextracker Inc.’s registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. At the closing of the IPO on February 13, 2023, Nextracker Inc. issued and sold 30,590,000 shares of its Class A common stock (including 3,990,000 shares issued to the underwriters upon the exercise in full of their option to purchase additional shares) at a public offering price of $24.00 per share. Nextracker Inc. received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. We used all of the net proceeds from the offering to purchase 30,590,000 LLC Common Units from Yuma at a price per share of $22.68, or $24.00 less the underwriting discount. Upon closing of the IPO, approximately $8.3 million of offering costs were paid by Flex. See further discussion of the Transactions related to the IPO in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

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

We operate in nearly all significant tracker markets around the world. We have dedicated sales staff in the United States, Mexico, Spain, Australia, Brazil, India and the United Arab Emirates to support our sales activities in those geographies. Our local presence is complemented with the following go-to-market strategies:

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

Basis of presentation

We have historically operated as part of Flex and not as a separate, publicly traded company throughout the period preceding the IPO. Our consolidated financial statements for the period preceding the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report) were derived from Flex’s historical accounting records and are presented on a carve-out basis. All sales and costs as well as assets and liabilities directly associated with our business activity were included as a component of the consolidated financial statements. For the period preceding the IPO, the consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Flex’s corporate office and allocations of related assets, liabilities and Flex’s investment, as applicable. The allocations were determined on what we believed to be a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the consolidated financial statements had we been an entity that operated separately from Flex during the full periods presented. Further, the historical consolidated financial statements may not be reflective of what our final position, results of operations, or cash flows will be in the future as a public company. During the fourth quarter of fiscal year 2022, we entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide, or cause to be provided, certain services to us, which were previously included as part of the allocations from Flex. As consideration, we agreed to pay Flex the amount specified for each service as described in the TSA. Related-party allocations, including the method for such allocations, are discussed further in Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

For the period prior to the IPO, our historical consolidated financial statements in this Annual Report include expense allocations for certain support functions that were provided on a centralized basis within Flex, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. Since our IPO, we have incurred and will continue to incur additional costs as a public company. Under the TSA Flex has agreed to continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, we will incur other costs to replace the services and resources that will not be provided by Flex. Our total costs related to such support functions may differ from the costs that were historically allocated to us from Flex. These additional costs are primarily for the following:

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

While we were fully integrated as a part of Flex prior to the IPO, we were dependent upon Flex for all of our working capital and financing requirements as Flex used a centralized approach to cash management and financing of its operations. Our financial transactions during the period preceding the IPO were accounted for through our “net parent investment” account and none of Flex’s debt at the corporate level was assigned to us in the financial statements. Historically, as we generated cash flows from operations, cash was swept by Flex into global cash accounts managed at the parent level. Since the IPO, Nextracker has participated in the Flex’s cash pooling management programs, but we plan to discontinue doing so during our fiscal year 2024. We have also historically utilized Flex for financial support in the form of parent guarantees and letters of financial support to execute certain arrangements with our customers.

Key business and operational metrics

In addition to information related to our financial performance, we use certain operating metrics to evaluate our business. These metrics, together with our financial statements, are used by our management to measure our performance, identify trends impacting our business and formulate projections. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is GW delivered generally and the change in GW delivered from period to period specifically. GW delivered is the only operational metric that directly relates to our revenues. GW delivered is a commonly used operational metric by analysts and competitors in our industry and can provide additional information to investors related to the relative size of our operations as well as a basis to measure our market share. GW is calculated specifically for each project and represents the nameplate, or maximum, power output capacity of the project under optimized conditions once the project is fully operational. GW delivered for a project is calculated as the total nameplate capacity of the project multiplied by the cost of materials delivered to the project as a percentage of the total materials cost of the project.

	Fiscal year ended March 31,			2023 to 2022 percent change	2022 to 2021 percent change
	2023	2022	2021
GW delivered	18.0	15.0	12.0	20%	25%

Critical accounting policies and significant management estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation related accruals, and fair values of stock options and restricted share unit awards granted under stock-based compensation plans. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Variable interest entities (“VIE”) and consolidation

Subsequent to the IPO, the Company’s sole material asset is its membership interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Shares of Class A common stock issued in the IPO do not hold a majority of the voting power of the Company but hold 100% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries.

Revenue recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented.

In applying ASC 606, we recognize revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and software license along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. In assessing the recognition of revenue, we evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time. For further details on our revenue recognition refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Product warranty

We offer an assurance type warranty for our products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on our warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from our specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.

In fiscal year 2023, we identified a potential design issue related to one of our non-core tracker products that requires rework and maintenance under our existing warranty programs. As a result, warranty expense increased by approximately $9 million, which includes estimated costs for replacement parts and repair. Changes to our expected failure rates related to our core products have not materially impacted our warranty obligation in fiscal year 2023.

The decrease in warranty expense observed in fiscal year 2022 was due to a change in estimate as a result of updated information obtained regarding warranty claims and lower observed failure rates of components as compared to previous reporting periods. Our first-generation components (primarily controllers and dampers) had higher initial failure rates during prior years. Since that time, we have observed a decrease in failure rates in first and subsequent generation components which has resulted in fewer warranty returns, and accordingly, less warranty expense. Due to the improved failure rates noted above, our estimated warranty obligation decreased during fiscal year 2022.

Redeemable preferred units

On February 1, 2022, the LLC issued redeemable preferred units designated as “Series A Preferred Units,” representing a 16.67% interest in the LLC, to Flex in exchange for the cancellation of a portion of the LLC’s previously issued and outstanding common units. Flex sold all of LLC’s Series A Preferred Units to TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of TPG on the same day. The holder of the Series A Preferred Units was entitled to cumulative paid-in-kind or cash dividends and has the option to redeem the Series A Preferred Units or convert the Series A Preferred Units upon certain conditions. Because the redemption or conversion conditions were outside of the control of the Company, we classified the Series A Preferred Units as temporary equity on the balance sheets. For further details on the redeemable preferred units refer to Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Redeemable non-controlling interests

After the IPO, the balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests.”

Income taxes

We operate in numerous states and countries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability for income taxes that we have incurred in doing business each year in all our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.

Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. For further details on our income taxes, refer to Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Tax receivable agreement

We have recorded a liability of $230.3 million as of March 31, 2023, representing 85% of the estimated future tax benefits subject to the Tax Receivable Agreement (“TRA”). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Class A common stock or cash and payments made under the TRA. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Nextracker LLC, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.

Key components of our results of operations

The following discussion describes certain line items in our consolidated statements of operations and comprehensive income.

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

Operating expenses

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses, and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to continue growing our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a publicly traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is also included under selling, general and administrative expenses.

Research and development

Research and development expenses consist primarily of personnel-related costs associated with our engineering employees as well as third-party consulting. Research and development activities include improvements to our existing products, development of new tracker products and software products. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.

Non-operating expenses

Income tax expense

We expect our taxable income to primarily be from the allocation of taxable income from the LLC. The provision for income taxes primarily represents LLC’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. The LLC owns 100% of all foreign subsidiaries for which the LLC has marked them as disregarded entities for U.S. income tax purposes. We may be entitled to foreign tax credits in the United States for our distributive shares of the foreign tax paid.

RESULTS OF OPERATIONS

The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Fiscal year ended March 31,			2023 vs 2022	2022 vs 2021
(In thousands, except percentages)	2023	2022	2021	% Change	% Change
Statement of Operations and Comprehensive Income Data:
Revenue	$1,902,137	$1,457,592	$1,195,617	30%	22%
Cost of sales	1,615,164	1,310,561	963,636	23	36

Gross profit	286,973	147,031	231,981	95	(37)
Selling, general and administrative expenses	96,869	66,948	60,442	45	11
Research and development	21,619	14,176	13,008	53	9

Operating income	168,485	65,907	158,531	156	(58)
Interest and other, net	(598)	799	502	(175)	59

Income before income taxes	169,083	65,108	158,029	160	(59)
Provision for income taxes	47,750	14,195	33,681	236	(58)

Net income and comprehensive income	$121,333	$50,913	$124,348	138%	(59)%

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

	Fiscal year ended March 31,
(In thousands, except percentages)	2023	2022	2021
Other Financial Information:
Non-GAAP gross profit	$300,017	$152,599	$242,016
Non-GAAP operating income	203,127	90,363	177,850
Non-GAAP net income	153,095	69,870	140,279
Adjusted EBITDA	208,977	92,279	179,164
Net income (% of revenue)	6.4%	3.5%	10.4%
Adjusted EBITDA (% of revenue)	11.0%	6.3%	15.0%
Adjusted free cash flow	$104,510	$(152,863)	$91,810

The following table provides a reconciliation of Non-GAAP gross profit to gross profit, Non-GAAP operating income to operating income, Non-GAAP net income to net income, Adjusted EBITDA to net income, and adjusted free cash flow to net cash provided by (used in) operating activities for each period presented. The Non-GAAP measures presented in the table are inclusive of redeemable non-controlling interests.

	Fiscal year ended March 31,
(In thousands, except percentages)	2023	2022	2021
Reconciliation of GAAP to Non-GAAP Financial Measures:
GAAP gross profit	$286,973	$147,031	$231,981
Stock-based compensation expense	12,794	1,526	1,953
Intangible amortization	250	4,042	8,082

Non-GAAP gross profit	$300,017	$152,599	$242,016

GAAP operating income	$168,485	$65,907	$158,531
Stock-based compensation expense	31,994	3,048	4,306
Intangible amortization	1,207	8,465	15,013
Legal costs (1)	1,528	12,943	—
Other	(87)	—	—

Non-GAAP operating income	$203,127	$90,363	$177,850

GAAP net income	$121,333	$50,913	$124,348
Stock-based compensation expense	31,994	3,048	4,306
Intangible amortization	1,207	8,465	15,013
Adjustment for taxes	(2,880)	(5,499)	(3,388)
Legal costs (1)	1,528	12,943	—
Other	(87)	—	—

Non-GAAP net income	$153,095	$69,870	$140,279

	Fiscal year ended March 31,
(In thousands, except percentages)	2023	2022	2021
Net income	$121,333	$50,913	$124,348
Interest, net	1,833	34	20
Provision for (benefit from) income taxes	47,750	14,195	33,681
Depreciation expense	3,419	2,681	1,796
Intangible amortization	1,207	8,465	15,013
Stock-based compensation expense	31,994	3,048	4,306
Legal costs (1)	1,528	12,943	—
Other	(87)	—	—

Adjusted EBITDA	$208,977	$92,279	$179,164

Net income (% of revenue)	6.4%	3.5%	10.4%
Adjusted EBITDA (% of revenue)	11.0%	6.3%	15.0%

Net cash provided by (used in) operating activities	$107,669	$(147,113)	$94,273
Purchase of property and equipment	(3,183)	(5,917)	(2,463)
Proceeds from the disposition of property and equipment	24	167	—

Adjusted free cash flow	$104,510	$(152,863)	$91,810

(1)

Represents additional charges incurred in relation to the litigation with Array Technologies, Inc (“ATI”), as further described in Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report. The net settlement and direct legal costs in aggregate are excluded from the Company’s Non-GAAP income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of the Company’s business strategies.

The data below, and discussion that follows, represents our results from operations.

Revenue

Revenue increased by $444.5 million, or 30%, for our fiscal year 2023 compared to fiscal year 2022. Approximately $290 million of the increase was the result of a 20% increase in gigawatts delivered as we delivered approximately 18 GW during fiscal year 2023, compared to 15 GW during fiscal year 2022. The remaining increase was a result of an approximate 9% increase in our average selling price directly associated with higher freight and logistics costs included in our selling price compared to the prior year period. Revenue increased approximately $393.7 million, or 43%, in the U.S. and $50.9 million or 9% in the Rest of the World during fiscal year 2023 compared to prior year. The growth from the Rest of the World was driven primarily from larger projects in Brazil, our largest market, therein.

Revenue increased by $262.0 million, or 22%, for our fiscal year 2022 compared to fiscal year 2021, as a result of a 25% or 3 GW increase in GW delivered to our customers from approximately 12 GW to 15 GW. The increase in GW shipped was mostly attributable to sales outside the United States. Revenue attributable to shipments outside the United States was approximately $552.6 million or 38% during fiscal year 2022, an increase of approximately 88% from $294.7 million or 25% during fiscal year 2021.

Cost of sales and gross profit

Cost of sales increased by $304.6 million, or 23%, during fiscal year 2023 compared to fiscal year 2022 primarily due to the increase in sales noted above, coupled with stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan, and partially offset by a decrease in freight and logistics costs.

Freight and logistics costs as a percentage of cost of sales decreased by approximately 150 basis points during fiscal year 2023 compared to the prior year, due in part to easing of container shortages and logistics challenges that we experienced in fiscal year 2022.

Cost of sales increased by $346.9 million, or 36%, for fiscal year 2022 compared to fiscal year 2021 driven by the increase in sales noted above and an increase of approximately 152.0 million, or 106% in freight costs due to container shortages and other logistics challenges resulting primarily from the COVID-19 pandemic. As a direct result of the increased freight costs, total anticipated costs of certain projects exceeded the expected revenue, requiring the recognition of additional contract losses based on the estimate of future costs also included in cost of sales for fiscal year 2022. As of March 31, 2022, we had a $5.2 million reserve related to such loss contracts and anticipate the completion of the majority of these contracts within nine to twelve months. The significant assumptions used to determine contract losses include the current estimate of future costs, including the most recent rates for freight and steel costs. We expect elevated freight and steel costs for the near future related to projects in progress, which is already contemplated in determining our current loss reserve. We do not expect any remaining performance obligations to be similarly impacted due to freight and steel costs. However, as these projects continue through the construction and commissioning phases, it is reasonably possible that other unforeseen circumstances could occur and result in the recognition of additional losses on these projects; however, a range of such amounts cannot currently be estimated.

Gross profit increased by $139.9 million, or 95%, during fiscal year 2023 compared to fiscal year 2022, primarily resulting from increased pricing that enabled recovery of the significant increase in freight costs noted above. Gross margin increased by approximately 5% from 10.1% for fiscal year 2022 to 15.1% for fiscal year 2023. Tracker ASP increased approximately 9% globally while our tracker cost per watt increased approximately 2%, mostly due to freight costs, resulting in a significant impact to gross margin.

Gross profit decreased by $85.0 million, or 37%, for fiscal year 2022 compared to fiscal year 2021, primarily resulting from the significant increase in freight costs noted above. Gross margin decreased by approximately 9.3% from 19.4% for the fiscal year 2021 to 10.1% for fiscal year 2022. Tracker ASP declined approximately 2.2% globally while our tracker cost per watt increased approximately 12.5%, mostly due to freight costs, resulting in a significant impact to gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $29.9 million, or 45%, to $96.9 million for fiscal year 2023, from approximately $66.9 million in fiscal year 2022 while remaining somewhat flat at approximately 5% as a percentage of revenue in both periods. The increase in selling, general and administrative expenses was primarily the result of our continued expansion of our sales organization in line with the growth in the global market, increase in stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan, and due to the growth of our supporting functions as we internalize public company readiness activities.

Selling, general and administrative expenses increased $6.5 million, or 11%, for the fiscal year 2022 compared to the fiscal year 2021 while remaining somewhat flat at approximately 5% as a percentage of revenue in both periods. The increase in selling, general and administrative expenses was primarily the result of a $12.9 million charge incurred in relation to our litigation with Array Technologies, Inc. (“ATI”), as further described in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report, offset with a $3.6 million decrease in bad debt reserve charge recognized during fiscal year 2022 compared to the prior year, coupled with a $2.5 million decrease in amortization of intangible assets during the same period due to certain intangibles now being fully amortized.

Research and development

Research and development expenses increased $7.4 million, or 53%, to $21.6 million for fiscal year 2023 from approximately $14.2 million during fiscal year 2022 as a result of continuous product innovation and development including software enhancements.

Research and development expenses increased to $14.2 million in fiscal year 2022 from approximately $13.0 million in the fiscal year 2021 as a result of continued development of our terrain following Horizon XTR product, our next generation tracker (NX Horizon) and continued innovation costs including software enhancements.

Provision for income tax

We accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% in fiscal years 2023, 2022, and 2021. For fiscal years 2023, 2022, and 2021, we recorded total income tax expense of $47.8 million, $14.2 million and $33.7 million respectively, which reflected consolidated effective income tax rates of 28.2%, 21.8% and 21.3% respectively. The increase in tax expense from fiscal year 2022 to 2023 is driven by the increase in income before income taxes for the corresponding period as well as our effective tax rate increasing 6.4% mostly due to the impact of our Brazilian business carve out. The decrease in tax expense from fiscal year 2021 to 2022 is in line with the decrease in income before income taxes for the corresponding period. From time to time, we are subject to income and non-income based tax audits in the jurisdictions in which we operate. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. Due to such complexity of these uncertainties, the ultimate resolution may result in a payment or refund that is materially different from our estimates.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily with cash provided by operations and net parent contributions. Our principal uses of cash have been to fund our operations, invest in research and development and return capital to our parent. Prior to the IPO, cash was managed pursuant to a centralized cash management program administered by Flex, that included intra-quarter cash transfers to/from the parent pooling accounts and the balances being settled or scheduled for settlement, as of period ends. Since the IPO, Nextracker has participated in the Flex cash pooling management programs, but we plan to discontinue doing so during our fiscal year 2024. On February 13, 2023, we entered into a senior credit facility that included a $150.0 million term loan. See “Credit Facilities” below. We used the proceeds of the term loan, together with cash on hand, to make a distribution of $175.0 million to Flex (through Yuma and Yuma Sub) and TPG Rise (the “Distribution”) on February 13, 2023, immediately prior to the closing of the IPO. In the absence of the cash pooling program, we expect our credit facilities to provide adequate liquidity for our business.

Credit Facilities

In connection with the IPO, Nextracker Inc. and the LLC, as the borrower, entered the senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The RCF is available to fund working capital, capital expenditures and other general corporate purposes.

The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028. A portion of the RCF not to exceed $300.0 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $100.0 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.

The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by Nextracker Inc., certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.

As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the guarantors are secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.

The Term Loan requires quarterly principal payments beginning on June 30, 2024, in an amount equal to 0.625% of the original aggregate principal amount of the Term Loan. From June 30, 2025, the quarterly principal payment will increase to 1.25% of the original aggregate principal amount of the Term Loan. The remaining balance of the Term Loan and the outstanding balance of any RCF loans will be repayable on February 11, 2028. Borrowings under the 2023 Credit Agreement are prepayable and commitments subject to being reduced in each case at the LLC’s option without premium or penalty. The 2023 Credit Agreement contains certain mandatory prepayment provisions in the event that the LLC or its restricted subsidiaries incur certain types of indebtedness or, subject to certain reinvestment rights, receive net cash proceeds from certain asset sales or other dispositions of property.

Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.82% (SOFR rate of 4.97% plus a margin of 1.85%) as of March 31, 2023.

The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of March 31, 2023, we were in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.

Tax Receivable Agreement

In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement that provided for the payment by us to Yuma, Yuma Sub, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.

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

Cash Flows Analysis

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$107,669	$(147,113)	$94,273
Net cash used in investing activities	(3,159)	(5,750)	(2,963)
Net cash provided by (used in) financing activities	(3,572)	(8,656)	96,329

Fiscal year 2023

Net cash provided by operating activities was $107.7 million during fiscal year 2023. Total cash provided during the period was driven by net income of $121.3 million adjusted for non-cash charges of approximately $65.6 million primarily related to stock-based compensation expense, deferred income taxes associated with the Tax Receivable Agreement that we entered into in connection with the IPO (For additional details refer to Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report); coupled with depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $79.2 million. Accounts receivable and contract assets in aggregate increased approximately $167.3 million during fiscal year 2023, resulting from increased sales, longer billing and collection periods. Other assets increased by $19.0 million primarily due to advance payments to suppliers to secure product with longer lead times and expansion of supplier capacity in the United States, continued logistics constraints and increased operations. Accounts payable decreased approximately $37.0 million, which was directly associated with the offsetting decrease in inventory of approximately $25.1 million. The decline in inventory and accounts payable are directly attributable to our continued expansion of U.S. manufacturing that has reduced our in-transit time for our inventory. Offsetting the cash outflows were increases in deferred revenue of approximately $120.5 million, primarily resulting from increased operations, upfront funding of new contracts, and increases in other liabilities of approximately $21.8 million.

Net cash used in investing activities was approximately $3.2 million and directly attributable to the purchase of property and equipment.

Net cash used in financing activities was $3.6 million primarily resulting from net inflows of $150.0 million from our credit facilities, coupled with net cash transfers from Flex of $24.2 million primarily pursuant to the centralized cash management function performed by Flex. Offsetting these inflows was a distribution of $175.0 million that we made to Flex (through Yuma and Yuma Subsidiary, Inc., and TPG Rise, as further described in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report). We did not retain the proceeds of the IPO, which were distributed to the pre-IPO owners in exchange for LLC units.

Fiscal year 2022

Net cash used in operating activities was $147.1 million during fiscal year 2022 driven by an increase in net working capital of approximately $207.1 million. Cash used for inventory, accounts receivable and contract assets was approximately $278.8 million in fiscal year 2022 as we continued to fund increased operations and were unfavorably impacted by the timing of cash collections coupled with delays in projects as a result of logistics constraints. This was partially offset by increased accounts payable of approximately $35.8 million, a decrease in other current and noncurrent assets primarily due to lower levels of advance payments made to suppliers for future procurement of inventory and an increase of deferred revenue of approximately $15.2 million resulting from upfront funding on new contracts. Further offsetting cash used for net working capital was net income of approximately $50.9 million adjusted for noncash charges of approximately $11.1 million related to depreciation and amortization.

Net cash used in investing activities was approximately $5.8 million and directly attributable to the purchase of property and equipment.

Net cash used in financing activities was $8.7 million resulting from net cash transfers to Flex primarily pursuant to the centralized cash management function performed by Flex.

Fiscal year 2021

Net cash provided by operating activities was $94.3 million during fiscal year 2021. Total cash provided during the period resulted primarily from net income of approximately $124.3 million adjusted for noncash charges of approximately $22.2 million primarily related to depreciation, amortization and stock compensation. Cash used for inventory, accounts receivable and contract assets of approximately $71.1 million in fiscal year 2021 was offset by increased accounts payable of approximately $55.6 million, all primarily resulting from expanded operations. Additionally, approximately $17.2 million in cash was used for other current and noncurrent assets during fiscal year 2021 primarily due to increased advance payments made to suppliers for procurement of inventory.

Net cash used in investing activities was approximately $3.0 million and directly attributable to the purchase of property and equipment and intangible assets.

Net cash provided in financing activities was $96.3 million resulting from a net cash transfer from Flex of approximately $427.7 million, primarily due to the termination of the U.S. cash pooling arrangement between Flex and us in March 2021 offset by a dividend distribution to Flex of approximately $331.4 million.

Cash management and financing

Prior to the IPO we were historically participating in a centralized cash management program administered by Flex; disbursements were independently managed by us. The cash balance reflected in the consolidated balance sheets as of March 31, 2023 and March 31, 2022 consists of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. Nextracker has participated in the Flex cash pooling management programs intra-quarter during our fiscal year 2023; we plan to discontinue doing so during our fiscal year 2024. In the absence of the cash pooling program, we expect our credit facilities to provide adequate liquidity for our business.

“Due to related parties” are balances resulting from transactions between us and Flex subsidiaries that have historically been cash settled and are treated as operating activities in the consolidated statement of cash flows. Flex intercompany balances resulting from pre-IPO transactions between us and Flex that have not been historically cash settled are reflected within net parent investment on the consolidated balance sheets as these were deemed to be internal financing transactions and accordingly were treated as financing activities in the consolidated statement of cash flows.

Contractual obligations and commitments

As discussed in the “Credit Facilities” section above, we borrowed $150.0 million under the term loan in February 2023.

For detail of our debt obligation refer to the Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

Additionally, we were historically part of Flex’s broader capital structure up until the IPO. During these prior periods, the Company did not have any outstanding bank borrowings or long-term debt. We have historically maintained a low level of net working capital requirements and funded those requirements through cash from operations as we do not require a significant amount of investment to fund growth. The Company currently does not participate in off-balance sheet financial arrangements. We have purchase obligations that arise in the normal course of business primarily consisting of binding purchase orders for inventory related items.

We also have leased certain facilities under operating lease commitments as further described in Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. Most of the purchase obligations are generally short-term in nature. As of March 31, 2023, our purchase obligations were approximately $8.8 million. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

Off-Balance sheet arrangements

For the fiscal years ended March 31, 2023, 2022 and 2021, we did not have any off-balance sheet arrangements.

Recently adopted accounting pronouncements

Refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had $147.1 million outstanding under our term loan, net of issuance costs as of March 31, 2023. Refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report.

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the twelve-month period ended March 31, 2023 as compared to the fiscal year ended March 31, 2022, except with respect to potential interest rate changes to our senior credit facilities, for which the impact was immaterial for the fiscal year ended March 31, 2023.

Concentration of major customers

Our customer base consists primarily of EPCs, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on the revenue and profits of the Company.

The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Fiscal year ended March 31,
	2023	2022	2021
Customer A*	17.4%	13.5%	19.3%
Top five largest customers	40.5%	37.6%	45.7%

*	SOLV Energy

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

The following table sets forth the total accounts receivable, net of allowance for doubtful accounts and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable, net of allowance and contract assets, from our top five customers by percentage during the periods included below:

	As of March 31,
	2023	2022	2021
Customer A*	15.2%	10.3%	11.1%
Customer E	—	13.0%	—
Customer F	14.0%	—	—
Top five largest customers	43.5%	45.5%	43.7%

*	SOLV Energy

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

In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by COVID-19, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruption caused, and may in the future cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.

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

Based on our overall currency rate exposures as of March 31, 2023 and March 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Nextracker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextracker Inc. and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, redeemable interest and stockholders’ deficit/parent company equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contract Estimates, Revenue Recognition — Refer to Note 2 to the financial statements.
Critical Audit Matter Description
As described in Note 2 to the combined financial statements, the Company recognizes solar tracker system project revenues over time, based on costs incurred to date on the project as a percentage of total expected costs to be incurred. Accounting for contracts for which revenue is recognized over time requires management to estimate the total expected costs to be incurred. As part of these estimates, management must make various assumptions regarding labor productivity and availability, the complexity of the work to be performed, and the cost and availability of materials including variable freight costs. These estimates are subject to considerable judgment and could be impacted by changes in expected costs for materials, freight and labor.
Auditing management’s estimates of total expected costs to be incurred was challenging due to significant judgments made by management with respect to materials, freight and labor as future results may vary significantly from past estimates due to changes in facts and circumstances as the project progresses to completion. This led to significant auditor judgment and effort in performing procedures to evaluate management’s estimates of the total expected costs to be incurred in order to complete projects.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total expected costs to be incurred included the following, among others:

•	We tested the effectiveness of management’s control for determining the estimates of total expected costs to be incurred.

•	We evaluated the reasonableness of significant assumptions involved and management’s ability to estimate total expected costs to be incurred for a sample of projects by:

•	Testing the underlying data utilized in management’s estimates by agreeing to source data or by developing an independent expectation.

•	Performing retrospective reviews by comparing actual performance to estimated performance to evaluate the thoroughness and precision of management’s estimation process.

•	Testing the mathematical accuracy of management’s cumulative revenue adjustments recorded during the year.
Product Warranty Liability — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. The estimated warranty liability is based on historical information on the nature, frequency and average cost of claims, including the number of units expected to fail over time (i.e., potential failure rate), for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates.
As a result of the limited operating history of certain products relative to the warranty term and the subjectivity of estimating the potential failure rates of warranty claims, performing audit procedures to evaluate whether the expected failure rates were appropriately determined as of March 31, 2023, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential failure rate used to determine the product warranty liability included the following, among others:

•	We tested the effectiveness of management’s controls over the review of the warranty liability calculation, including those over the determination of potential failure rates.

•	We evaluated the methods and assumptions used by management to estimate the potential failure rates used as part of the calculation of the product warranty liability by:

•
Testing the underlying data that served as the input for the potential failure rate analysis, which included historical claims and historical product sales, and comparable product data in cases of new products where little or no experience exists, in order to evaluate whether management’s assumptions are reasonable.

•	Analyzing actual warranty claims received during the current year to identify potential bias in the determination of the failure rate estimates used in the warranty liability recorded.

•
Performing inquiries of operational and executive management regarding knowledge of known product warranty claims or product issues and evaluated whether they were appropriately considered in the determination of the warranty liability.

•	Developing an independent expectation of the warranty liability and comparing it to management’s estimate to evaluate the reasonableness of the estimate.
Nextracker Initial Public Offering and Redeemable Noncontrolling Interest — Refer to Notes 1, 2, 6 and 13 to the financial statements
Critical Audit Matter Description
In February 2023, the Company completed an initial public offering (IPO) utilizing a structure that allows the Company and certain investors to continue to realize tax benefits associated with the entity following the IPO (commonly known as an “Up-C structure”). Several related transactions were contemporaneously executed with the Company, including: 1) the sale of LLC interests in Nextracker LLC to the Company; 2) an amended and restated Nextracker LLC Operating Agreement, which among other matters, named the Company as the managing member of Nextracker LLC; and 3) a tax receivable agreement between the Company and certain investors. These aforementioned transactions and agreements are collectively referred to as the “Transactions.” As a result of the Transactions, the Company has 1) determined that Nextracker LLC is a variable interest entity and the Company is the primary beneficiary of Nextracker LLC, and therefore consolidates Nextracker LLC, 2) will measure and classify its redeemable non-controlling interest held in Nextracker LLC within temporary equity, and 3) will recognize a deferred tax asset on its investment in Nextracker LLC as a result of the Transactions, with offsetting entries to liabilities under the TRA and additional paid-in capital. We identified the Company’s conclusions related to the Transactions as a critical audit matter because of the complex judgments involved in applying the appropriate accounting guidance in the recording of such transactions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in consolidation accounting, when performing audit procedures to evaluate management’s judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusions related to the Transactions included the following, among others:

•	We tested the effectiveness of controls the Company has in place relating to applying the appropriate technical accounting guidance in recording the financial statement impacts of the Transactions.

•	We read the executed agreements and other supporting documents relevant to the Transactions and evaluated key terms.

•
With the assistance of professionals having expertise in consolidation and tax accounting, we evaluated management’s conclusions regarding the accounting for the Transactions through consideration of possible alternatives under accounting principles generally accepted in the United States of America.

•
We evaluated the Company’s financial statement disclosures related to the impacts of the Transactions for compliance with disclosure requirements in accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 8, 2023
We have served as the Company’s auditor since 2021.

Nextracker Inc.
Consolidated balance sheets
(In thousands, except unit, per unit, share and per share amounts)

	Fiscal year ended March 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$130,008	$29,070
Accounts receivable, net of allowance of $1,768 and $3,574, respectively	271,159	168,303
Contract assets	297,960	292,407
Inventories	138,057	172,208
Other current assets	35,081	52,074

Total current assets	872,265	714,062
Property and equipment, net	7,255	7,423
Goodwill	265,153	265,153
Other intangible assets, net	1,321	2,528
Deferred tax assets and other assets	273,686	28,123

Total assets	$1,419,680	$1,017,289

LIABILITIES, REDEEMABLE INTERESTS AND STOCKHOLDERS’ DEFICIT / PARENT COMPANY DEFICIT
Current liabilities:
Accounts payable	$211,355	$266,596
Accrued expenses	59,770	26,176
Deferred revenue	176,473	77,866
Due to related parties	12,239	39,314
Other current liabilities	47,589	63,419

Total current liabilities	507,426	473,371
Long-term debt	147,147	—
TRA liability and other liabilities	280,246	42,785

Total liabilities	934,819	516,156

Commitments and contingencies (Note 12)
Redeemable preferred units, $0.001 par value, 0 and 238,096 units issued and outstanding, respectively	—	504,168
Redeemable non-controlling interest	3,560,628	—
Stockholders’ deficit / parent company deficit:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 45,886,065 shares and no shares issued and outstanding, respectively	5	—
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 98,204,522 shares and no shares issued and outstanding, respectively	10	—
Accumulated net parent investment	—	(3,035)
Accumulated deficit	(3,075,782)	—

Total parent company deficit	—	(3,035)
Total stockholders’ deficit	(3,075,767)	—

Total liabilities, redeemable interests, and stockholders’ deficit / parent company deficit	$1,419,680	$1,017,289

The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Fiscal year ended March 31,
	2023	2022	2021
Revenue	$1,902,137	$1,457,592	$1,195,617
Cost of sales	1,615,164	1,310,561	963,636

Gross profit	286,973	147,031	231,981
Selling, general and administrative expenses	96,869	66,948	60,442
Research and development	21,619	14,176	13,008

Operating income	168,485	65,907	158,531
Interest and other (income) expense, net	(598)	799	502

Income before income taxes	169,083	65,108	158,029
Provision for income taxes	47,750	14,195	33,681

Net income and comprehensive income	121,333	50,913	124,348
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	117,744	50,913	124,348
Less: Net income attributable to redeemable non-controlling interests	2,446	—	—

Net income attributable to Nextracker Inc.	$1,143	$—	$—

Earnings per share attributable to the stockholders of Nextracker Inc. (1)
Basic	$0.02	N/A	N/A
Diluted	$0.02	N/A	N/A
Weighted-average shares used in computing per share amounts:
Basic	45,886,065	N/A	N/A
Diluted	145,851,637	N/A	N/A

(1)
Basic and diluted income per share is applicable only for the period February 9, 2023 through March 31, 2023, which is the period following the initial public offering (“IPO”) and the related Transactions. See Note 8 for the calculation of shares used in the computation of earnings per share and the basis for the computation of earnings per share.

The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders’ deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders’ deficit

BALANCE AT MARCH 31, 2020	$—	$—	$231,064	—	$—	—	$—	$—	$—	$—
Stock-based compensation expense	—	—	4,306	—	—	—	—	—	—	—
Net income	—	—	124,348	—	—	—	—	—	—	—
Net transfers from Parent	—	—	427,725	—	—	—	—	—	—	—
Dividend distribution to Parent	—	—	(331,396)	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2021	$—	$—	$456,047	—	$—	—	$—	$—	$—	$—

Stock-based compensation expense	—	—	3,048	—	—	—	—	—	—	—
Net income	—	—	50,913	—	—	—	—	—	—	—
Issuance of Series A redeemable preferred units as dividend to parent and cancellation of common shares	500,000	—	(500,000)	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	4,168	—	(4,168)	—	—	—	—	—	—	—
Net transfers to Parent	—	—	(8,875)	—	—	—	—	—	—	—

BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—

Net income prior to reorganization transactions	—	—	117,744	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	3,143	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	21,427	—	(21,427)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	(31,544)	—	—	—	—	—	—	—
Distribution to Yuma, Yuma Sub and TPG	—	—	(175,000)	—	—	—	—	—	—	—
Effect of reorganization transactions	(525,595)	265,564	110,119	15,279,190	2	—	—	149,915	—	149,917
Issuance of Class A common stock sold in IPO	—	—	—	30,590,000	3	—	—	693,778	—	693,781
Issuance of Class B common stock to Yuma, Yuma Sub and TPG	—	—	—	—	—	128,794,522	10	66	—	76
Use of IPO proceeds as consideration for Yuma’s transfer of LLC common unit	—	—	—	—	—	(30,590,000)	—	(693,781)	—	(693,781)
Establishment of tax receivable agreement	—	—	—	—	—	—	—	36,864	—	36,864
Net income subsequent to reorganization transactions	—	2,446	—	—	—	—	—	—	1,143	1,143
Stock-based compensation expense subsequent to reorganization	—	—	—	—	—	—	—	28,851	—	28,851
Issuance of Class A common stock	—	—	—	16,875	—	—	—	—	—	—
Redemption value adjustment	—	3,292,618	—	—	—	—	—	(215,693)	(3,076,925)	(3,292,618)

BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)

The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of cash flows
(in thousands)

	Fiscal year ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$121,333	$50,913	$124,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,626	11,146	16,809
Provision for doubtful accounts	1,243	(1,429)	2,440
Non-cash other expense	1,752	1,613	1,461
Stock-based compensation	31,994	3,048	4,306
Deferred income taxes	25,990	(5,337)	(2,850)
Changes in operating assets and liabilities:
Accounts receivable	(160,265)	(45,458)	(6,131)
Contract assets	(7,084)	(145,613)	(41,703)
Inventories	25,062	(87,736)	(23,287)
Other current and noncurrent assets	(18,984)	(18,003)	(17,177)
Accounts payable	(37,026)	35,818	55,557
Other current and noncurrent liabilities	21,838	28,173	(6,303)
Deferred revenue (current and noncurrent)	120,472	15,243	(555)
Due to related parties	(23,282)	10,509	(12,642)

Net cash provided by (used in) operating activities	107,669	(147,113)	94,273

Cash flows from investing activities:
Purchases of property and equipment	(3,183)	(5,917)	(2,463)
Proceeds from the disposition of property and equipment	24	167	—
Purchase of intangible assets	—	—	(500)

Net cash used in investing activities	(3,159)	(5,750)	(2,963)

Cash flows from financing activities:
Proceeds from bank borrowings and long term debt	170,000	—	—
Repayments of bank borrowings	(20,000)	—	—
Net proceeds from issuance of Class A shares	693,781	—	—
Net proceeds from issuance of Class B shares	76	—	—
Purchase of LLC common units from Yuma, Inc.	(693,781)	—	—
Pre-IPO distributions to non-controlling interest holders	(175,000)	—	—
Net transfers (to) from Parent	24,205	(8,656)	427,725
Other financing activities	(2,853)	—	—
Dividend distribution to Parent	—	—	(331,396)

Net cash provided by (used in) financing activities	(3,572)	(8,656)	96,329

Net increase (decrease) in cash and cash equivalents	100,938	(161,519)	187,639
Cash and cash equivalents beginning of period	29,070	190,589	2,950

Cash and cash equivalents end of period	$130,008	$29,070	$190,589

The accompanying notes are an integral part of these consolidated financial statements.

NEXTRACKER
Notes to the consolidated financial statements

1.	Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker”, “we”, the “Company”) is a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Nextracker’s products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Mexico, Spain and other countries in Europe, India, Australia, the Middle East, Africa and Brazil.
Prior to the completion of the Transactions, as described
in Note 6, and the Initial Public Offering as described below, we operated as part of Flex Ltd. (“Flex” or “Parent”) and not as a standalone entity. On December 19 ,2022, Nextracker Inc. was formed as a Delaware corporation which is a 100%-owned subsidiary of Yuma, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd. Nextracker Inc. was formed for the purpose of completing the initial public offering of its Class A common stock (the “IPO”) and other related Transactions, in order to carry on the business of Nextracker LLC.
The consolidated financial statements for the period prior to the Transactions have been derived from the consolidated financial statements and accounting records of Flex. See Note 2 for basis of presentation details.
The Initial Public Offering
On February 8, 2023, the Company’s registration statement on Form
S-1
relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold
30,590,000
shares of its Class A common stock at a public offering price of $
24.00
per share, giving effect to the exercise in full of the underwriter’s option to purchase additional shares. The Company received net proceeds of $
693.8
 million, after deducting $
40.4
 million in underwriting discounts. Upon closing of the IPO, approximately $
8.3
 million of offering costs were paid by Flex and the Company netted the previously capitalized offering costs ($
7.9
 million as of December 31, 2022) against the net parent investment. See further di scu
ssion of the Transactions related to the IPO in
Note 6.

2.	Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
Subsequent to the IPO, the Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextrac ker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Class A common stock issued in the IPO do not hold majority voting rights but hold
100
% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries.
Basis of presentation
Throughout the period preceding the Transactions (as described in Note 6), Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. The financial statements for the period preceding the Transactions were derived from Flex’s historical accounting records and were presented on a carve-out
basis.

9
5

NEXTRACKER
Notes to the consolidated financial statements
The accompanying consolidated financial statements, which reflect any changes that have occurred in Nextracker’s financing and operations as a result of the IPO, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information.
Further, the results stated herein may not be indicative of what Nextracker’s financial position, results of operations and cash flows might be now that Nextracker operates as a separate, stand-alone company since the IPO.
For the period preceding the IPO and Transactions, the consolidated financial statements include all revenues, expenses, assets and liabilities directly attributable to Nextracker. Where it was possible to specifically attribute such expenses to activities of Nextracker, these amounts were charged or credited directly to Nextracker without allocation or apportionment. The consolidated statements of operations and comprehensive income, for the period preceding the IPO and Transactions, also include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such corporate-level costs were allocated to Nextracker using methods based on proportionate formulas such as revenue and headcount, among others. Such corporate-level costs included costs pertaining to accounting and finance, legal, human resources, information technology, insurance, tax services, and other costs. Such costs may not have represented the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex during the period preceding the IPO. Management considered the expense allocation methodology and results to be reasonable for all periods presented. However, these costs may not be indicative of what Nextracker may incur in the future. During the fourth quarter of fiscal year 2022, Nextracker entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide or cause to be provided certain services to Nextracker which were previously included as part of the allocations from Flex. As consideration, Nextracker agreed to pay Flex the amount specified for each service as described in the TSA.
All intracompany transactions and accounts within Nextracker have been eliminated. All significant transactions between Nextracker and Flex that were not cash settled as of the IPO date have been included in the consolidated balance sheets within accumulated net parent investment, for the period preceding the IPO, and reflected in the consolidated statements of cash flows as a financing activity, during the same period, as these are deemed to be internal financing transactions.
In connection with the Parent’s acquisition of Nextracker and BrightBox in 2015 and 2016, respectively, Flex applied pushdown accounting to separate financial statements of acquired entities in accordance with ASC 805. The application of pushdown accounting impacted goodwill and intangible assets (see Note 4).
Cash and bank borrowings included in the consolidated balance sheets reflects cash that is controlled by Nextracker. Flex’s debt was not allocated to Nextracker for any of the periods presented because these debts were not specifically identifiable to Nextracker. See Note 9 for description of bank borrowings and long-term debts that are specific to Nextracker.
The balance of the redeemable
non-controlling
interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling
interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital.
These interests are presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling
interests.”

9
6

NEXTRACKER
Notes to the consolidated financial statements

Flex historically maintains stock-based compensation plans at a corporate level. Starting in fiscal year 2023 Nextracker is granting equity compensation awards to its employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Nextracker employees participate in those plans and a portion of the cost of those plans is included in Nextracker’s consolidated financial statements. See Note 7 for
a further description of the accounting for stock-based compensation.
Reverse unit split of the LLC
In January 2023 the Board of Managers and the members of the LLC approved a
1-for-2.1
reverse unit split of the units authorized and outstanding, which was effected on January 30, 2023. All unit and per unit data shown in the accompanying consolidated financial statements and related notes has been retroactively revised to give effect to this reverse unit split for all periods presented. Units underlying authorized and outstanding equity-based awards were proportionately decreased and the respective per unit value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.
Foreign currency translation
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in interest and other, net in the accompanying consolidated statements of operations and comprehensive income when realized and were not material for the fiscal years ended March 31, 2023, 2022 and 2021.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things, impairment of goodwill, impairment of long-lived assets, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation accruals, and fair values of stock options and restricted share unit awards granted under stock-based compensation plans. Due to the long-term economic effects of the
COVID-19
pandemic and geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the
COVID-19
pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences maybe material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.
Revenue recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. In applying ASC 606, the Company recognizes revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and software licenses along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price;

9
7

NEXTRACKER
Notes to the consolidated financial statements

(iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) Nextracker satisfies a performance obligation. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time.
The Company’s contracts for specific solar tracker system projects with customers are predominantly accounted for as one performance obligation because the customer is purchasing an integrated service, which includes Nextracker’s overall management of the solar tracker system project and oversight through the installation process to ensure a functioning system is commissioned at the customer’s location. The Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract, which is principally as tracker system components are delivered to the designated project site. Although the Company sources the component parts from third party manufacturers, it obtains control and receives title of such parts before transferring them to the customer because Nextracker is primarily responsible for fulfillment to its customer. The Company’s engineering services and professional services are interdependent with the component parts whereby the parts form an input into a combined output for which it is the principal, and Nextracker could redirect the parts before they are transferred to the customer if needed. The customer owns the work-in-process
over the course of the project and Nextracker’s performance enhances a customer-controlled asset, resulting in the recognition of the performance obligation over time. The measure of progress is estimated using an input method based on costs incurred to date on the project as a percentage of total expected costs to be incurred. The costs of materials and hardware components are recognized as incurred, which is typically upon delivery to the customer site or upon transfer of control while in transit. As such, the cost-based input measure is considered the best measure of progress in depicting the Company’s performance in completing a tracker system.
Contracts with customers that result in multiple performance obligations include contracts for the sale of components, solar tracker system project contracts with an extended warranty, and contracts for the sale of software solutions.
For contracts related to sale of components, Nextracker’s obligation to the customer is to deliver components that are used by the customer to create a tracker system and does not include engineering or other professional services or the obligation to provide such services in the future. Each component is a distinct performance obligation, and often the components are delivered in batches at different points in time. Nextracker estimates the standalone selling price (“SSP”) of each performance obligation based on a cost plus margin approach. Revenue allocated to a component is recognized at the point in time that control of the component transfers to the customer.
At times, a customer will purchase a service-type warranty with a tracker system project. Nextracker uses a cost plus margin methodology to determine the SSP for both the tracker system project and the extended warranty. The revenue allocated to each performance obligation is recognized over time based on the period over which control transfers. The Company recognizes revenue allocated to the extended warranty on a straight-line basis over the contractual service period, which is generally
10
to
15
years. This period starts once the standard workmanship warranty expires, which is generally 5 to 10 years from the date control of the underlying tracker system components is transferred to the customer. To date, revenues recognized related to extended warranty were not material.
Nextracker generates revenues from sales of software licenses of its TrueCapture and NX Navigator offerings, which are often sold separately from the tracker system. Software licenses are generally sold with maintenance

9
8

NEXTRACKER
Notes to the consolidated financial statements

services, which
include ongoing security updates, upgrades, bug fixes and support. The software license and the maintenance services are separate performance obligations. Nextracker estimates the SSP of the software license using an adjusted market approach and estimates the SSP of the maintenance service using a cost plus margin approach. Revenue allocated to the software license is recognized at a point in time upon transfer of control of the software license, and revenue allocated to the maintenance service is generally recognized over time on a straight-line basis during the maintenance term. Revenues related to sales of software licenses were not material and were approximately

1
%,
2
% and
1
% of total revenue for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Contract estimates
Accounting for contracts for which revenue is recognized over time requires Nextracker to estimate the expected margin that will be earned on the project. These estimates include assumptions on labor productivity and availability, the complexity of the work to be performed, and the cost and availability of materials including variable freight costs. Nextracker reviews and updates its contract-related estimates each reporting period and recognizes changes in estimates on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Nextracker recognizes the total loss in the period it is identified.
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $298.0 million and $292.4 million as of March 31, 2023 and March 31, 2022, respectively, are presented in the consolidated balance sheets, of which $116.3 million and $86.5 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered.
During the fiscal years ended March 31, 2023 and 2022, Nextracker converted $74.9 million and $71.7 million deferred revenue to revenue, respectively, which represented 70% and 78%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of March 31, 2023, Nextracker had $212.3 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 83% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
Practical expedients and exemptions
Nextracker has elected to adopt certain practical expedients and exemptions as allowed under ASC 606, such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) not

9
9

NEXTRACKER
Notes to the consolidated financial statements

adjusting for the effects of significant financing components when the contract term is less than one year, (iii) excluding collected sales tax amounts from the calculation of revenue and (iv) accounting for the costs of shipping and handling activities that are incurred after the customer obtains control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.
Fair value
The fair values of Nextracker’s cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities.
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, derivative instruments, and cash and cash equivalents.
Customer credit risk
Nextracker has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring and enforcement of credit limits for new and existing customers. Nextracker performs ongoing credit evaluations of its customers’ financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. Nextracker evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent Nextracker identifies exposures as a result of credit or customer evaluations, Nextracker also reviews other customer related exposures, including but not limited to contract assets, inventory and related contractual obligations.
The following table summarizes the activity in Nextracker’s allowance for doubtful accounts during fiscal years 2023, 2022, and 2021:

(In thousands)	Balance at beginning of year	Charges/(recoveries) to costs and expenses	Deductions/ Write-Offs	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2021 (1)	$1,214	$2,440	$(59)	$3,595
Year ended March 31, 2022	$3,595	$(21)	$—	$3,574
Year ended March 31, 2023	$3,574	$(1,054)	$(752)	$1,768

(1)	Charges incurred during fiscal year 2021 are primarily for costs and expenses related to various distressed customers.
One customer accounted for greater than 10% of revenue in fiscal years 2023, 2022, and 2021, with revenue of approximately $331.0 million, $196.2 million, and $230.3 million, respectively, and greater than
10
% of the total balance of accounts receivable, net of allowance for doubtful accounts and contract assets as of March 31, 2023 and 2022, with balances of approximately 15% and 10%, respectively. Additionally, one customer accounted for greater than 10% of the total balance of accounts receivable, net of allowance for doubtful accounts and contract assets as of March 31, 2023 with balances of approximately 14%.
Accounts receivable, net of allowance
Nextracker’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial

NEXTRACKER
Notes to the consolidated financial statements

condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of the allowance for doubtful accounts, Nextracker makes judgments regarding the customers’ ability to make required payments, economic events and other factors. As the financial conditions of Nextracker’s customers change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. When deemed uncollectible, the receivable is charged against the allowance.
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on our warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextracker specific projects. Estimates related to the outstanding warranty liability are re-evaluated
on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the fiscal years ended March 31, 2023 and 2022:

	As of March 31,
(In thousands)	2023	2022
Beginning balance	$10,485	$17,085
Provision (release) for warranties issued (1)	13,099	(5,159)
Payments	(993)	(1,441)

Ending balance	$22,591	$10,485

(1)
During fiscal year ended March 31, 2023, the Company identified a specific design issue with a non-core
product, and recorded an additional $8.7 million charge to cost of sales on its consolidated statement of operations and comprehensive income, related to future remediation costs, which may include replacement parts and services.

Inventories
Inventories are stated at the lower of cost (on a
first-in,
first-out
basis) or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.

NEXTRACKER
Notes to the consolidated financial statements

Property and equipment, net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are depreciated over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment is comprised of the following:

	Depreciable life (In years)	As of March 31,
(In thousands)		2023	2022

Machinery and equipment	3-8	$9,062	$8,535
Leasehold improvements	Up to 5	4,302	4,148
Furniture, fixtures, computer equipment and software	3-7	10,080	6,111
Construction-in-progress	—	1,111	2,511

		24,555	21,305
Accumulated depreciation		(17,300)	(13,882)

Property and equipment, net		$7,255	$7,423

Total depreciation expense associated with property and equipment was approximately $3.4 million, $2.7 million, and $1.8 million in fiscal years 2023, 2022, and 2021, respectively.
Nextracker reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing the carrying amount to the lowest level of identifiable projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds the fair value. Management determined there was no impairment for the fiscal years ended March 31, 2023, 2022 and 2021.
Deferred income taxes
For purposes of these consolidated financial statements, prior to the IPO, Nextracker taxes are calculated on a stand-alone basis as if Nextracker completed separate tax returns apart from its Parent (“Separate-return Method”). Following the IPO, Nextracker Inc. will file a separate tax return. The income taxes as presented herein for the pre-IPO
period, allocate current and deferred income taxes of Flex to Nextracker, in a manner that Nextracker believes as systematic, rational, and consistent with the asset and liability method prescribed by ASC 740. Accordingly, as stated in paragraph 30 of ASC 740, total amounts allocated to Nextracker may not be indicative of Nextracker’s condition had Nextracker been a separate stand-alone entity during the pre-IPO
periods presented.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is most likely than not that some portion, or all, of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. Prior

NEXTRACKER
Notes to the consolidated financial statements

to the IPO, for domestic entities, the settlement of tax obligations is assumed in the period incurred and included in net parent investment, whereas the settlement of certain historical foreign tax obligations is reflected in tax payables or receivables given that certain foreign entities have filed separately. Other foreign entities have not historically filed separately and therefore the settlement of their tax obligations is included in net parent investment. Any incremental foreign tax expense calculated on a stand-alone basis is recorded in net parent investment. Subsequent to the IPO, Nextracker Inc. is filing as a separate entity and income tax will be reported to payables and receivables for both domestic and foreign jurisdictions.
Income taxes
We operate in numerous states and countries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability for income taxes that we have incurred in doing business each year in all our locations. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. For further details on our income taxes, refer to Note 13 to the consolidated financial statements included elsewhere in this Annual Report.
Tax receivable agreement
The Company has recorded a liability of
$230.3 million as of March 31,
2023, which is included in other liability on the consolidated balance sheets, representing

85
% of the estimated future tax benefits subject to the Tax Receivable Agreement (“TRA”). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Class A common stock or cash and payments made under the TRA. The actual amount and timing of any payments under these agreements, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Nextracker LLC, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
Goodwill and other intangibles assets
In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are

NEXTRACKER
Notes to the consolidated financial statements

amortized over their estimated useful lives. Nextracker reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Nextracker also tests goodwill at least annually for impairment. Refer to Note 5 for additional information about goodwill and other intangible assets.

Other current assets
Other current assets include short-term deposits and advances of $29.3 million and $9.3 million as of March 31, 2023 and 2022, respectively, primarily related to advance payments to certain vendors for procurement of inventory. Additionally, other current assets include $22.3 million as of March 31, 2022, for an estimated insurance recovery related to a certain litigation settlement as further described in
Note 12.
Deferred tax assets and other assets
Includes the deferred tax assets of
$257.1 million
as of March 31, 2023, primarily related to the Comapny’s investment in Nextracker LLC as further described in Note 13.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $44.6 million and $20.7 million as of March 31, 2023 and 2022, respectively. In addition, it includes $15.2 million and $5.5 million accrued payroll as of March 31, 2023 and 2022, respectively.
TRA liability and other liabilities
TRA liability and other liabilities primarily include the liability of $230.3 million as of March 31, 2023, related to the expected amount to be paid to Yuma, Yuma sub, TPG and the TPG affiliates as further described in Note 13. Additionally, the balance includes the long-term portion of standard product warranty liabilities of $11.8 million and $8.8 million, respectively, and the long-term portion of deferred revenue of $35.8 million and $29.6 million as of March 31, 2023 and 2022, respectively.
Redeemable preferred units
On February 1, 2022, the LLC issued redeemable preferred units designated as “Series A Preferred Units,” representing a 16.67% interest in the LLC, to Flex in exchange for the cancellation of a portion of the LLC’s previously issued and outstanding common units. Flex sold all of LLC’s Series A Preferred Units to TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of the private equity firm TPG (“TPG”) on the same day. The holder of the Series A Preferred Units was entitled to cumulative paid-in-kind
or cash dividends and
h
ad
 the option to redeem the Series A Preferred Units or convert the Series A Preferred Units upon certain conditions. Because the redemption or conversion conditions were outside of the control of the Company, the Company classified the Series A Preferred Units as temporary equity on the balance sheets. Refer to Note 6 for further discussion.
Redeemable
non-controlling
interests
Post IPO, the balance of the redeemable
non-controlling
interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling
interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) are recorded with corresponding adjustments

NEXTRACKER
Notes to the consolidated financial statements

against retained earnings or, in the absence of retained earnings, additional paid-in-capital.
These interests are presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling
interests.”
The following table present a reconciliation of the change in redeemable non-controlling
interests for the period presented:

Fiscal year ended March 31, 2023
(in thousands)
Balance at beginning of period	$—
Establishment of non-controlling interests	265,564
Net income attributable to redeemable non-controlling interests	2,446
Redemption value adjustment	3,292,618

Balance at end of period	$3,560,628

Stock-based compensation
Stock-based compensation is accounted for in accordance with ASC Topic
718-10,
“Compensation-Stock Compensation.” The Company records stock-based compensation costs related to its incentive awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest and forfeitures are recorded when they occur. Refer to Note 7 for further discussion.
Leases
Nextracker is a lessee with several
non-cancellable
operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. Nextracker determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (i) there is an identified asset, and (ii) the customer has the right to control the use of the identified asset. Nextracker recognizes a right-of-use
(“ROU”) asset and a lease liability at the lease commencement date for Nextracker’s operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. Nextracker has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows Nextracker to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option Nextracker is reasonably certain of exercising. Nextracker has also elected the practical expedient to account for the lease and non-lease
components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance
fixed payments) and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As Nextracker cannot determine the interest rate implicit in the lease for its leases, Nextracker uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments.

10
5

NEXTRACKER
Notes to the consolidated financial statements

The estimated incremental borrowing rate is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of Nextracker’s leases includes the non-cancellable
period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that Nextracker is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

As
of March 31, 2023 and 2022, current operating lease liabilities were $1.9 million and $1.8 million, respectively, which are included in other current liabilities on the consolidated balance sheets and long-term lease liabilities were $1.5 million and $2.7 million, respectively, which are included in other liabilities on the consolidated balance sheets. ROU assets are included in other assets on the consolidated balance sheets. Refer to Note 3 for additional information about Leases.
Recently issued accounting pronouncement
In December 2022, the FASB issued ASU
2022-06
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. ASC 848 provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR. Entities that apply ASC 848 can continue to do so until December 31, 2024. The Company adopted the guidance during the third quarter of fiscal year 2023 with an immaterial impact on its consolidated financial statements.

3.	Leases
Nextracker
 has
several commitments under operating leases for warehouses, buildings, and equipment. Leases have initial lease terms ranging from one year to five years.
The components of lease cost recognized under ASC 842 were as follow (in thousands):

	Fiscal year ended March 31,
	2023	2022	2021

Operating lease cost	$1,922	$1,769	$1,624
Amounts reported in the consolidated balance sheet as of March 31, 2023 and 2022 were as follows (in thousands, except weighted average lease term and discount rate):

	As of March 31,
	2023	2022

Operating Leases:
Operating lease right of use assets	$3,337	$4,359
Operating lease liabilities	$3,394	$4,508
Weighted-average remaining lease term (In years)	2.6	2.8
Weighted-average discount rate	4.7%	3.1%

NEXTRACKER
Notes to the consolidated financial statements

Other information related to leases was as follow (in thousands):

	Fiscal year ended March 31,
	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,928	$1,818	$1,610
Future lease payments under
non-cancellable
leases as of March 31, 2023 are as follows:

Operating Leases
Fiscal year ended March 31,	(in thousands)
2024	$1,997
2025	626
2026	493
2027	423
2028	106

Total undiscounted lease payments	3,645
Less: imputed interest	251

Total lease liabilities	$3,394

4.	Revenue
Based
on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021

Timing of Transfer
Point in time	$50,516	$127,924	$66,397
Over time	1,851,621	1,329,668	1,129,220

Total revenue	$1,902,137	$1,457,592	$1,195,617

5.	Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker. As of March 31, 2023 and March 31, 2022, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
Other intangible assets
Nextracker amortizes identifiable intangible assets consisting of developed technology, customer relationships, and trade names because these assets have finite lives. Nextracker’s intangible assets are amortized on a straight-

10
7

NEXTRACKER
Notes to the consolidated financial statements

line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. No residual value is estimated for any intangible assets. The fair value of Nextracker’s intangible assets is determined based on management’s estimates of cash flows and recoverability.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Nextracker reviewed the carrying value of its intangible assets as of March 31, 2023 and 2022, and concluded that such amounts continued to be recoverable.
The components of identifiable intangible assets are as follows:

	As of March 31, 2023				As of March 31, 2022
(In thousands)	Weighted- average remaining useful life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Trade name and other intangibles	5	$2,500	$(1,179)	$1,321	$15,900	$(13,372)	$2,528

Total		$2,500	$(1,179)	$1,321	$15,900	$(13,372)	$2,528

The gross carrying amount of intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the fiscal years ended March 31, 2023, 2022 and 2021 are as follows:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021

Cost of sales	$250	$4,043	$8,082
Selling general and administrative expense	957	4,422	6,931

Total amortization expense	$1,207	$8,465	$15,013

Estimated future annual amortization expense for the above amortizable intangible assets are as follows:

Amount
(in thousands)
Fiscal year ending March 31,
2024	$250
2025	250
2026	250
2027	250
2028	250
Thereafter	71

Total amortization expense	$1,321

NEXTRACKER
Notes to the consolidated financial statements

6.	Shareholders’ deficit and redeemable preferred units
The Transactions
Nextracker Inc. and the Company completed the following reorganization and other transactions in connection with the IPO (collectively, referred to as the “Transactions”):

•
Immediately prior to the completion of the IPO, Nextracker Inc. issued 128,794,522 shares of its Class B common stock to Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), and TPG Rise in exchange for cash consideration, which number of shares was equal to the number of common units of the LLC held directly or indirectly by Yuma, Yuma Sub and TPG Rise (not inclusive of those held by affiliated blocker corporations – see below) immediately following the Transactions and before giving effect to the IPO.

•
Immediately prior to the completion of the IPO and as permitted under and in accordance with the limited liability company agreement of the LLC in effect prior to the IPO (the “Prior LLC Agreement”), TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of Nextracker Inc., with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free
transaction. In connection with such blocker corporations’ mergers, the investors in each such blocker corporation received a number of shares of Nextracker Inc.’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of 15,279,190 shares of Nextracker Inc.’s Class A common stock. For additional detail refer to the below section “Redeemable preferred units
.
”

•
Immediately prior to the closing of the IPO, the LLC made a distribution in an aggregate amount of $175.0 million (the “Distribution”). With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata LLC units. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement, as further discussed in Note 9.

•	Nextracker Inc. used all the net proceeds from the IPO ($693.8 million) as consideration for Yuma’s transfer to Nextracker Inc. of 30,590,000 LLC common units at a price per unit equal to $22.68.

•	In connection with Yuma’s transfer to Nextracker Inc. of 30,590,000 LLC common units, a corresponding number of shares of Nextracker Inc.’s Class B common stock held by Yuma were canceled.

•	In connection with the IPO, Nextracker Inc.’s repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.
On
February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.
On February 13, 2023, the members of the LLC entered into the Third Amended and Restated Limited Liability Company Agreement of the LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of the LLC. Nextracker Inc. beneficially owns 45,886,065 LLC common Units after the completion of the IPO and the Transactions and as of March 31, 2023.
Exchange Agreement
Nextracker Inc., the LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right,

NEXTRACKER
Notes to the consolidated financial statements

subject to the terms of the Exchange Agreement, to require the LLC to exchange LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of Nextracker Inc. on a basis, or, in the alternative, Nextracker Inc. may elect to exchange such LLC common units (together with a corresponding number of shares of Nextracker Inc. Class B common stock) for cash equal to the product of (i) the number of LLC common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of our Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker Inc. may at its option effect a direct exchange of shares of Class A common stock for LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and the LLC. As the LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the consolidated balance sheets.
Redeemable preferred units
On February 1, 2022, the LLC issued redeemable preferred units designated as “Series A Preferred Units,” representing a 16.67% interest in the LLC, to Flex in exchange for the cancellation of a portion of the LLC’s previously issued and outstanding common units. Flex sold all of LLC’s Series A Preferred Units to TPG Rise on the same day. The holder of the Series A Preferred Units was entitled to cumulative paid-in-kind
or cash dividends and had the option to redeem the Series A Preferred Units or convert the Series A Preferred Units upon certain conditions. Because the redemption or conversion conditions were outside of the control of the Company, the Company classified the Series A Preferred Units as temporary equity on the consolidated balance sheets.
The Series A Preferred Units had a dividend rate of 5% per annum, payable semi-annually, up to 100% of which (less an amount necessary to the holder of the Series A Preferred Units’ tax obligations) may be payable in kind during the first two years following the issuance date, and 50% of which may be payable in kind thereafter. For the fiscal year ended March 31, 2023 and 2022, Nextracker recorded a $21.4 million and a $4.0 million dividend to be paid in kind, respectively. The Series A Preferred Units had rights to vote together with the common units of the LLC as a single class in all matters that were subject to a vote by common unitholders.
At

TPG Rise’s election, Flex was required to repurchase all of the outstanding Series A Preferred Units at their liquidation preference, which included all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 1, 2028. Additionally, if Nextracker had not completed a Qualified Public Offering prior to February 1, 2027, then TPG Rise had the option to cause Flex to repurchase all of the outstanding Series A Preferred Units at their fair market value.
In connection with any voluntary or involuntary liquidation, dissolution, or winding up of Nextracker, each outstanding Series A Preferred Unit was entitled to receive cash equal to the liquidation preference prior to distributions made to any other units.
In April 2022, the Board approved the amendment and restatement of the Amended and Restated Limited Liability Company Agreement (“A&R LLC Agreement”) dated as of February 1, 2022. Such amendment provided for, among other things, an increase in the total number of Series A Preferred Units issued with a proportionate reduction in the Series A issue price, such that the ownership percentage of TPG remained unchanged at 16.67%. As a result of the amendment, the number of series A redeemable preferred units issued and outstanding was increased to 23,809,524.

NEXTRACKER
Notes to the consolidated financial statements

In connection with the IPO, the Series A Preferred Units held by TPG Rise were automatically converted into 25,026,093 of LLC common Units which are exchangeable, together with a corresponding number of shares of Nextracker Inc.’s Class B common stock, for shares of Nextracker Inc.’s Class A common stock (or cash). Notwithstanding the foregoing, as permitted under and in accordance with the limited liability company agreement of the LLC in effect prior to the IPO (the “Prior LLC Agreement”), on February 8, 2023, TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of Nextracker Inc., with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free
transaction. In connection with such blocker corporation mergers, the investors in each such blocker corporation received a number of shares of Nextracker Inc.’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of 15,279,190 shares of Nextracker Inc.’s of Class A common stock.

7.	Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors, and consultants of the Company. Additionally, in connection with the IPO in February 2023, the Company approved the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (the “NI Plan,” and collectively with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of Nextracker LLC, relate to Class A common stock of Nextracker for periods from and after the closing of the IPO.
The 2022 Plan is administered by the Board or such other committee appointed by the Board. Awards granted under the 2022 Plan expire no more than
10 years from the grant date. The 2022 Plan authorized the grant of 12.9 million equity-based awards. As of March 31, 2023, the Company had approximately 7.4 million equity-based awards available for grant under the 2022 Plan.
During fiscal year 2023, the Company granted the following three types of equity-based compensation awards to its employees under the 2022 Plan:

•
Restricted incentive unit awards
(“RSU”), whereby vesting is generally contingent upon time-based vesting with continued service over a three-year period from the grant date (with a portion of the awards vesting at the end of each year within such period), and the occurrence of an IPO or a sale of the Company.

•
Options awards,
whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2026, (ii) the occurrence of an IPO or a sale of the Company, and (iii) upon the growth of the equity valuation of the Company in the four-year
period from April 1, 2022 through March 31, 2026 (the “Options Performance Period”), which could result in a range of
0-100%
 of such Options awards ultimately vesting; and

•
Performance based vesting awards
(“PSU
s
”) whereby vesting is generally contingent upon (i) time-based vesting with continued service through April 6, 2025
, (ii) the occurrence of an IPO or a sale of the Company, and (iii) the achievement of certain metrics specific to Nextracker measured for eac
h of the
three
fiscal year
s
from
fiscal year 20
23 to fiscal year 2025
 (the “PSU Performance Period”), which could result in a range of
 0-200
% of such PSUs ultimately vesting. The performance-based metrics for the second and third tranches of the PSUs (
512,663
PSUs) were not yet determined as of March 31, 2023, and therefore only the first tranche of PSUs (
219,713
 PSUs
) has met the criteria for a grant date under ASC 718 as of March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements

On the date any performance-based vesting requirement is satisfied, the award holder will become vested in the number of awards that have satisfied the time-based vesting requirement, if any.
In addition to the 2022 Plan, certain executives, officers and employees of the Company also participate in the Flex 2017 equity incentive plan (the “Flex 2017 Plan”), and as such, stock-based compensation expense for the period presented also include expense recognized under the Flex 2017
Plan.

Stock-based compensation expense
The following table summarizes the Company’s stock-based compensation expense under the 2022 Plan and the Flex 2017 Plan:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Cost of sales	$12,794	$1,526	$1,953
Selling, general and administrative expenses	19,200	1,522	2,353

Total stock-based compensation expense	$31,994	$3,048	$4,306

Stock-based compensation expense includes an allocation of Flex’s corporate and shared functional employee expense of immaterial amounts for the fiscal years 2023, 2022 and 2021. These charges were recorded within selling, general and administrative expenses.
Cumulative expense upon IPO and modification of awards
In connection with the IPO and the approval of the NI Plan, all awards previously issued under the LLC Plan were determined to be modified. The modification of the awards granted under the LLC Plan, pre-IPO,
were concluded to qualify as a Type I
probable-to-probable
modification (in accordance with ASC
718-20-55),
which resulted in an increase in the total fair value of such awards of $12.3 million, with the Company recording an immaterial amount of incremental stock-based compensation expense related to such modification during the fiscal year ended
March 31, 2023.
Considering
that the vesting of the awards granted under the 2022 Plan was contingent on an IPO, which occurred on February 9, 2023, the Company recognized $23.3 million of cumulative stock-based compensation expense for all awards outstanding under the 2022 Plan as of that date.
As of March 31, 2023, the total unrecognized compensation expense for unvested awards under the 2022 Plan and the related remaining weighted average period for expensing is summarized as follow:

	Unrecognized compensation expense (in thousands)	Weighted- average remaining period (in years)
Options	$9,861	3.04
RSU	23,455	2.14
PSU (1)	12,983	2.11

Total unrecognized compensation expense	$46,299

(1)	includes an estimated $11.8 million of expense related to 512,663 PSUs that do not meet the criteria for a grant date under ASC 718 as of March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements

Determining fair value — RSU awards
Valuation and Amortization Method -
The valuation of RSUs granted under the 2022 Plan, during fiscal year 2023 (prior to the IPO) was determined in accordance with the guidance provided by the American Institute of

Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue and EBITDA, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Determining fair value — Options and PSU awards
Valuation and Amortization Method -
The Company estimated the fair value of options awards and PSU awards granted under the 2022 Plan using Monte-Carlo simulation models which is a probabilistic approach for calculating the fair value of the awards.
Expected volatility -
Volatility used in a Monte Carlo simulation is derived from the historical volatility of Nextracker’s Peer Group. The service period of options and RSU awards granted in fiscal year 2023 is four year and three years, respectively.
Risk-Free Rate assumptions
- The Company bases the risk-free interest rate used in the Monte Carlo simulation based on the continuously compounded risk-free rate in the Monte Carlo simulations to calculate the drift rate of the Company and peer group stock prices. The risk-free rate of return was calculated using the U.S. Treasury daily yield curve.
The fair value of the Company’s awards granted under the 2022 Plan was estimated based on the following assumptions:

Fiscal year ended March 31, 2023
Expected volatility	65% - 70%
Expected dividends	—%
Risk-free interest rate	2.5% - 2.7%

NEXTRACKER
Notes to the consolidated financial statements

Awards activity
The following table summarizes the RSU awards activity for the fiscal year ended March 31, 2023:

	Number of RSUs	Weighted average fair value per share
Unvested RSU awards outstanding, beginning of fiscal year	—	$—
Granted	2,172,234	20.12
Vested	—	—
Forfeited (1)	(169,815)	16.78

Unvested RSU awards outstanding, end of fiscal year	2,002,419	$20.40

(1)	awards forfeited due to employee terminations.
The

weighted average grant date fair value of RSU awards granted during the fiscal year ended March
31
,
2023
was estimated to be $
17.03
per award and the weighted average modification date fair value was $
20.40
per award as of February
9
,
2023
.
The following table summarizes the PSU awards activity for the fiscal year ended March 31, 2023:

	Fiscal year ended March 31,
	Number of PSUs	Weighted average fair value per share
Unvested PSU awards outstanding, beginning of fiscal year	—	$—
Granted (2)	219,713	23.01
Vested	—	—
Forfeited (1)	—	—

Unvested PSU awards outstanding, end of fiscal year	219,713	$23.01

(1)	awards forfeited due to employee terminations.
(2)	excludes 512,663 PSUs that do not meet the criteria for a grant date under ASC 718 as of March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements

The weighted average grant date fair value of the PSU awards granted during the fiscal year ended March 31, 2023 was estimated to be $19.35 per award calculated using a Monte Carlo simulation and weighted average modification date fair value was $23.01 per award as of February 9, 2023. Additional information for the PSUs awarded during the fiscal year ended March 31, 2023 is further detailed in the table below and the PSU Performance Period end date for these awards is March 31, 2025.

				Range of shares that may be issued (1)
	Targeted number of awards as of March 31, 2023	Weighted average fair value per share		Minimum	Maximum
Year of grant
Awards with grant date and measurement date	219,713	$23.01		—	439,426
Awards without a grant date and measurement date	512,663	$23.01	(2)	—	1,025,326

(1)
Payouts can range from 0% to 200% of the applicable Tranche targets based on the achievement levels of the Company’s Total Shareholder Return (“TSR”), as determined in the Restricted Incentive Unit Award Agreement under the 2022 Plan for performance-based vesting awards.

(2)
Represents the weighted average fair value per share of awards that had a grant date and measurement date as of March 31, 2023 as these PSUs do not have a grant date or measurement date as of March 31, 2023.

No RSU awards and PSUs awards vested during the fiscal year ended March 31, 2023
.

The following table summarizes the Options awards activity for the fiscal year ended March 31, 2023:

	Number of Options	Weighted average exercise price
Options awards outstanding, beginning of fiscal year	—	—
Granted	2,806,905	$21.0
Exercised	—	—
Forfeited (1)	(114,286)	21.0

Options awards outstanding, end of fiscal year	2,692,619	$21.0

Options awards exercisable as of March 31, 2023	—	—
Options awards vested and expected to vest as of March 31, 2023	2,692,619	$21.0

(1)	awards forfeited due to employee terminations.
The weighted average grant date fair value of Options awards granted during the fiscal year ended March 31, 2023 was estimated to be $5.17 per award calculated using a Monte Carlo simulation and the weighted average modification date fair value was $6.30 per award as of February 9, 2023. The weighted average remaining contractual life of Options awards outstanding and Options awards vested and expected to vest as of March 31, 2023 is 3.96 years

and the aggregate intrinsic value of Options awards outstanding and Options awards vested and expected to vest as of March 31, 2023 is $41.1 million. No Options awards vested during the fiscal year ended March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements

Vesting information for these shares is further detailed in the table below.

			Range of shares that may be issued (1)
	Targeted number of awards as of March 31, 2023	Weighted average fair value per share	Minimum	Maximum	Options Performance Period end date
Year of grant
Fiscal 2023	2,692,619	$6.30	—	2,692,619	March 31, 2026
The Flex 2017 equity incentive plan (the “Flex 2017 Plan”)
All options under the Flex 2017 Plan have been fully expensed and none were outstanding and exercisable as of March 31, 2023.
The executives, officers and employees of Flex, including Nextracker, were granted RSU awards under the Flex 2017 Plan. RSU awards are rights to acquire a specified number of ordinary Flex shares for no cash consideration in exchange for continued service with Flex. RSU awards generally vest in installments over a two
to four-year period and unvested RSU awards are forfeited upon termination of employment. Vesting for certain RSU awards is contingent upon service and market conditions, or service and performance conditions.
As of March 31, 2023, the total unrecognized compensation cost related to unvested RSU awards held by Nextracker employees was approximately $2.0 million under the Flex 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately one year
.
There
were no options and no RSU awards granted under the Flex 2017 Plan during fiscal year 2023.
An immaterial amount of unvested RSU awards are outstanding under the Flex 2017 Plan as of March 31, 2023, some of which represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions.

8.	Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders of the Company, since February 9, 2023, by the weighted-average number of shares of Class A common
s
tock outstanding during the same period.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company’s common stock for the period. Additionally, the potential dilution impact of Class B common stock convertible into Class A was also considered in the calculation.

NEXTRACKER
Notes to the consolidated financial statements

The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	February 9, 2023 - March 31, 2023
(in thousands except share and per share amounts)	Income Numerator	Weighted average shares outstanding Denominator	Per Share Amount

BASIC EPS
Net income available to Nextracker Inc. common stockholders	$1,143	45,886,065	$0.02

Effect of Dilutive impact
Common stock equivalents from Options awards		377,316
Common stock equivalents from RSUs		1,291,346
Common stock equivalents from PSUs		92,388
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$2,446	98,204,522

DILUTED EPS
Net income available to Nextracker Inc. common stockholders	$3,589	145,851,637	$0.02

9.	Bank borrowings and long-term debt
On February 13, 2023, the Company and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The LLC borrowed the Term Loan, and used the proceeds to finance, in part, the Distribution of $175.0 million to Flex (through Yuma and Yuma Subsidiary, Inc.,) and TPG Rise, as further described in
Note 6.

As
of March 31, 2023, the Company had $147.1 million outstanding under the term loan, net of issuance costs, which is included in long-term debt on the consolidated balance sheets.
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

NEXTRACKER
Notes to the consolidated financial statements

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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”)-based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis point to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros will bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC will also be required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is 6.82% (SOFR rate of 4.97% plus a margin of 1.85%) as of March 31, 2023.
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
The term loan which is categorized as Level 2 on the fair value hierarchy, bears interest at the applicable SOFR rate as of disbursement date, plus a spread based on certain financial metrics for the last twelve-month period and therefore the carrying amount approximate the fair value as of March 31, 2023. The effective interest rate for the Company’s long-term debt was
6.90% for fiscal year ended March 31, 2023.
Scheduled repayments of the Company’s bank borrowings and long-term debt are as follows:

Fiscal year ended March 31,	Amount
(In thousands)
2024	$—
2025	3,750
2026	7,500
2027	7,500
2028	131,250

Total	$150,000

NEXTRACKER
Notes to the consolidated financial statements

10.	Supplemental cash flow disclosures
The following table represents supplemental cash flow disclosures of non-cash
investing and financing activities:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Non-cash investing activity:
Unpaid purchases of property and equipment	$206	$138	$820
Non-cash financing activity:
Capitalized offering costs	$(5,331)	$5,331	$1,696
Legal settlement paid by Parent (1)	$20,428	$—	$—
Paid-in-kind dividend for Series A redeemable preferred units	$21,427	$—	$—
Settlement of assets and liabilities with Parent	$52,529	$—	$—

(1)	amount presented in fiscal year 2023 is net of insurance recovery of $22.3 million as further described in Note 12.

11.	Relationship with parent and related parties
Prior to the IPO, Nextracker was managed and operated in the normal course of business by Flex. Accordingly, certain shared costs were allocated to Nextracker and reflected as expenses in these consolidated financial statements. Nextracker’s management and the management of Flex considered the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical Flex expenses attributable to Nextracker for purposes of the stand-alone financial statements up until the IPO. However, the expenses reflected in these consolidated financial statements may not be indicative of the expenses that would have been incurred by Nextracker during the periods presented if Nextracker historically operated as a separate, stand-alone entity during such period, which expenses would have depended on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the expenses reflected in the consolidated financial statements may not be indicative of expenses that Nextracker will incur in the future.

Allocation of corporate expenses
The consolidated financial statements for the period prior to the IPO, include expense allocations for certain functions provided by Flex, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, and stock-based compensation. These expenses were allocated to Nextracker based on direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure.
During the fiscal years ended March 31, 2023, 2022 and 2021, Nextracker was allocated, $5.2 million, $13.0 million and $13.3 million, respectively, of general corporate expenses incurred by Flex. Of these expenses $3.4 million, $9.9 million and $10.0 million, respectively, are included within selling, general and administrative expenses and $1.8 million, $3.1 million and $3.3 million, respectively, are included in cost of sales in the consolidated statements of operations and comprehensive income.
Risk management
Flex carries insurance for property, casualty, product liability matters, auto liability, and workers’ compensation and maintain excess policies to provide additional limits. Prior to the IPO, Nextracker paid a premium to Flex in

NEXTRACKER
Notes to the consolidated financial statements

exchange for the coverage provided. In fiscal years 2023 and 2022, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided through Flex were not significant and are reflected in the consolidated statements of operations and comprehensive income for all periods presented.
Cash management and financing
Prior to the IPO, Nextracker participated in Flex’s centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that have not been historically cash settled have been reflected in the consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as these are deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the fiscal years ended March 31, 2023, 2022 and 2021

	Fiscal year ended March 31,
(In thousands)	2023 (3)	2022	2021
Corporate allocations (excluding stock-based compensation expense)	$1,483	$9,999	$8,998
Transfer of operations to Nextracker (1)	(39,025)	(2,934)	5,299
Net cash pooling activities (2)	(35,240)	(35,490)	377,360
Income taxes	41,238	19,550	36,068

Net transfers (to) from Parent	$(31,544)	$(8,875)	$427,725

(1)
Primarily represents certain international operations where related income and/or losses are included in Nextracker’s consolidated statements of operations. Cash was also collected by the international operations on behalf of Nextracker, for which Nextracker and Flex do not intend to settle in the future. For the fiscal year 2023, the balance includes the legal settlement paid by Flex as further disclosed in Note 12.

(2)	Primarily represents financing activities for cash pooling and capital transfers.
(3)	Represents transactions reflected in accumulated net parent investment through February 8, 2023.
The cash balance reflected in the consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO when Nextracker was a controlled entity of Flex, Nextracker’s U.S. operations continued to participate in the Flex cash pooling management programs intra-quarter; all outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the consolidated statements of redeemable interest and stockholders’ deficit / parent company equity (deficit) and the consolidated statements of cash flows. Subsequent to the IPO, Nextracker has the optionality to participate in the Flex cash pooling management programs.
Due to related parties relates to balances resulting from transactions between Nextracker and Flex subsidiaries that have historically been cash settled. Nextracker purchased certain components and services from other Flex affiliates of $67.1 million, $47.7 million and $60.3 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
During the period prior to the IPO, Flex also administered on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Nextracker’s average due to related parties balance was $37.5 million, $36.5 million and $24.4 million for the fiscal years ended March 31, 2023, 2022
and

NEXTRACKER
Notes to the consolidated financial statements

2021
, respectively. All related cash flow activities are under net cash used in operating activities in the consolidated statements of cash flows.
The Distribution
Immediately prior to the closing of the IPO, the LLC made the Distribution of $175.0 million. With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata LLC units. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement, as further discussed in Note 9.
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

12.	Commitments and contingencies
Litigation and other legal matters
In connection with the matters described below, Nextracker has accrued for a loss contingency to the extent it believes that losses are probable and estimable. The amounts accrued are not material. Although it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any such excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition.
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

released
as part of a $
42.8
 million settlement reached in July 2022. The full settlement amount was paid by Flex on August 4, 2022, and is subject to partial coverage under the Flex insurance policy. The estimated insurance recovery of $
22.3
 million, which was included in other current assets in the consolidated balance sheets as of March 31, 2022, has been netted with net parent investment prior to the IPO and the Transactions.

13.	Income taxes
The domestic and foreign components of income before income taxes were comprised of the following:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Domestic	$117,115	$45,259	$161,323
Foreign	51,968	19,849	(3,294)

Total	$169,083	$65,108	$158,029

NEXTRACKER
Notes to the consolidated financial statements

The provision for (benefit from) income taxes consisted of the following:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Current:
Domestic	$35,244	$13,558	$34,013
Foreign	18,238	5,974	2

Total	53,482	19,532	34,015

Deferred:
Domestic	(8,660)	(6,173)	54
Foreign	2,928	836	(388)

Total	(5,732)	(5,337)	(334)

Provision for income taxes	$47,750	$14,195	$33,681

The domestic statutory income tax rate was 21% in fiscal years 2023, 2022, and 2021. The reconciliation of the income tax expense (benefit) expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Income taxes based on domestic statutory rates	$35,508	$13,673	$33,186
Effect of tax rate differential	7,487	2,638	342
FDII Deduction	(3,235)	(1,583)	(2,951)
Foreign disregarded entities	11,020	—	—
Foreign tax deduction	(3,659)	—	—
Amount allocated to Non-controlling interest	(1,671)	—	—
Stock-based compensation	—	(424)	(4)
State	4,535	880	2,689
Guaranteed payment on Series A Preferred Units	(4,500)	(875)	—
Other	2,265	(114)	419

Provision for income taxes	$47,750	$14,195	$33,681

1
2
2

NEXTRACKER
Notes to the consolidated financial statements

The components of deferred income taxes are as follows (
in thousands
):

	As of March 31,
	2023	2022
Deferred tax liabilities:
Fixed assets	$(54)	$(67)
Intangible assets	—	(437)
Others	(2,688)	(663)

Total deferred tax liabilities	(2,742)	(1,167)

Deferred tax assets:
Fixed assets	—	47
Stock-based compensation	2,222	342
Deferred revenue	—	3,967
Warranty reserve	—	2,461
Accrued professional fees	—	2,378
Provision for doubtful accounts	—	449
Net operating loss and other carryforwards	5,467	5,553
Investment in Nextracker LLC	249,377	—
Others	1,598	1,367

Total deferred tax assets	258,664	16,564
Valuation allowances	(1,528)	—

Total deferred tax assets, net of valuation allowances	257,136	16,564

Net deferred tax asset	$254,394	$15,397

The net deferred tax asset is classified as follows:
Long-term asset	$254,767	$15,828
Long-term liability	(373)	(431)

Total	$254,394	$15,397

The Company has recorded deferred tax assets of approximately $4.3 million related to tax losses and other carryforwards. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2024 - 2029	$—
2030 - 2035	437
2036 - Post	—
Indefinite	3,844

Total	$4,281

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

1
2
3

NEXTRACKER
Notes to the consolidated financial statements

On the basis of this evaluation, as of March 31, 2023, a valuation allowance account of $1.5 million has been recorded to recognize only the portion of the deferred tax asset that is most likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
As of March 31, 2023, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $4.9 million of undistributed foreign earnings, recording a deferred tax liability of approximately $0.5 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal year ended March 31,
(In thousands)	2023	2022	2021
Balance, beginning of fiscal year	$440	$465	$410
Impact from foreign exchange rates fluctuation	(6)	(25)	55

Balance, end of fiscal year	$434	$440	$465

Nextracker and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, Nextracker is no longer subject to income tax examinations by tax authorities for years before 2018.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During each of the fiscal years ended March 31, 2023, 2022 and 2021, the Company accrued interest and penalties of approximately $0.1 million. The Company had approximately $0.5 million and $0.4 million accrued for the payment of interest and penalty as of March 31, 2023 and 2022, respectively.
Tax Receivable Agreement
On February 13, 2023, Nextracker Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement”or “TRA”) with the LLC, Yuma, Yuma Sub, TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”). The Tax Receivable Agreement provides for the payment by Nextracker Inc.to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85
% of the tax benefits, if any, that Nextracker Inc. is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or common units of the LLC (collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of Nextracker Inc.’s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing
tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of Nextracker Inc., as part of the Transactions, and (iv) certain other tax benefits related to Nextracker Inc. entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

NEXTRACKER
Notes to the consolidated financial statements

As of March 31, 2023, a liability of $
230.3

million was recorded for the expected amount to be paid to Yuma, Yuma sub, TPG and the TPG affiliates, which is included in TRA liability and other liability on the consolidated balance sheets. Separately, a deferred tax asset of $
249.4
 million has been booked reflecting Nextracker’s outside basis difference in Nextracker LLC, which is included in deferred tax assets and other assets on the consolidated balance sheets. The difference between the liability and the deferred tax asset was recorded to additional paid-in-capital
on the consolidated balance sheets.

14.	Segment reporting
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
(In thousands)	2023		2022		2021
Revenue:
U.S.	$1,298,596	68%	$904,946	62%	$900,927	75%
Rest of the World	603,541	32%	552,646	38%	294,690	25%

Total	$1,902,137		$1,457,592		$1,195,617

The United States is the principal country of domicile.
The following table summarizes the countries that accounted for more than
10
% of revenue in fiscal years 2023, 2022, and 2021. Revenue is attributable to the countries to which the products are shipped.

	Fiscal year ended March 31,
(In thousands)	2023		2022		2021
Revenue:
U.S.	$1,298,596	68%	$904,946	62%	$900,927	75%
Brazil	295,846	16%	188,368	13%	14,440	1%
No other country accounted for more than 10% of revenue for the fiscal years presented in the table above.
As of March 31, 2023 and 2022, property and equipment, net in the United States was $
7.2
 million and $
7.3
 million, respectively, which each accounted for
99
% of property and equipment, net. No other countries accounted for more than
10
% of property and equipment, net as of March 31, 2023 and 2022.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures

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

Based on the results of its evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2023.

b.	Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

c.	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d.	Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item may be found in Nextracker Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.’s 2023 Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 11.EXECUTIVE COMPENSATION

Information with respect to this item may be found in Nextracker Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.’s 2023 Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in Nextracker Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.’s 2023 Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in Nextracker Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.’s Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in Nextracker Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.’s Annual Shareholders Meeting. Such information is incorporated by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Documents filed as part of this Annual Report on Form 10-K:

i.	Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”

ii.

Financial Statement Schedules.    All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

iii.	Exhibits. The Exhibit Index, which immediately precedes the signature page to this annual report on Form 10-K, is incorporated by reference into this annual report on Form 10-K.

ITEM 16.FORM 10-K SUMMARY

None.

EXHIBIT INDEX

			Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023

3.2	Amended and Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.	x

10.1	Form of Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC.		S-1/A	333-269238	10.1	February 1, 2023

10.2	Form of Exchange Agreement.		S-1	333-269238	10.2	January 13, 2023

10.3	Form of Tax Receivable Agreement.		S-1/A	333-269238	10.3	January 24, 2023

10.4	Form of Letter Agreement.		S-1/A	333-269238	10.4	January 24, 2023

10.5	Form of Amended and Restated Separation Agreement by and among Flex Ltd., Nextracker LLC, Nextracker Inc. and Flextronics International USA, Inc.		S-1/A	333-269238	10.5	February 1, 2023

10.6	Form of Amendment to the Transition Services Agreement.		S-1	333-269238	10.7	January 13, 2023

			Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.7	Form of Second Amended and Restated Employee Matters Agreement by and among Flex Ltd., Nextracker LLC and Flextronics International USA, Inc.		S-1	333-269238	10.8	January 13, 2023

10.8	Form of Registration Rights Agreement.		S-1	333-269238	10.9	January 13, 2023

10.9†	Form of Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan.		S-1	333-269238	10.10	January 13, 2023

10.10†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.11	January 13, 2023

10.11†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for performance-based vesting awards (Executive).		S-1	333-269238	10.12	January 13, 2023

10.12†	Form of Unit Option Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.13	January 13, 2023

10.13†	Form of Restricted Stock Unit Award Agreement – Director Award under the 2022 Equity Incentive Plan.	x

10.14†	Form of Indemnification Agreement.		S-1	333-269238	10.15	January 13, 2023

10.15	Form of Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc., and Yuma Acquisition Corp.		S-1/A	333-269238	10.16	January 24, 2023

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

10.16	Form of Credit Agreement by and among Nextracker Inc., the Other Holding Entities Party Thereto, Nextracker LLC, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Sumitomo Mitsui Banking Corporation, Unicredit Bank AG, New York Branch and U.S. Bank National Association, as Co-Documentation Agents.		S-1/A	333-269238	10.22	February 1, 2023

21.1	List of Subsidiaries of the Registrant.	x

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

101	The following financial statements from Nextracker Inc.’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on June 8, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated balance sheets, (ii) the Consolidated statements of operations and comprehensive income, (iii) the Consolidated statements of redeemable interest and stockholders’ deficit / parent company equity (deficit), (iv) the Consolidated statements of cash flows, and (v) the Notes to the consolidated financial statements.	x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x

†	Management contract or compensatory plan or arrangement.
*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nextracker Inc.

Date: June 8, 2023	By:	/s/ Daniel Shugar
Daniel Shugar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 8, 2023	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel Shugar Daniel Shugar	Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2023

/s/ David Bennett David Bennett	Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2023

/s/ William D. Watkins William D. Watkins	Chairman of the Board	June 8, 2023

/s/ Charles Boynton Charles Boynton	Director	June 8, 2023

/s/ Christian Bauwens Christian Bauwens	Director	June 8, 2023

/s/ Jonathan Coslet Jonathan Coslet	Director	June 8, 2023

/s/ Michael Hartung Michael Hartung	Director	June 8, 2023

/s/ Paul Lundstrom Paul Lundstrom	Director	June 8, 2023

/s/ Steven Mandel Steven Mandel	Director	June 8, 2023

/s/ Willy Shih Willy Shih	Director	June 8, 2023

/s/ Rebecca Sidelinger Rebecca Sidelinger	Director	June 8, 2023

/s/ Scott Offer Scott Offer	Director	June 8, 2023

/s/ Brandi Thomas Brandi Thomas	Director	June 8, 2023

/s/ Kyra Whitten Kyra Whitten	Director	June 8, 2023