Form 10-Q
period 2023-06-30
Nextracker Inc.
filed 2023-08-09
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-41617
Nextracker Inc.
(Exact name of registrant as specified in its charter)

Delaware		36-5047383
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s Class A common stock outstanding as of July 24, 2023 was 61,985,696.

1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	Page
	Nextracker Inc.
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 30, 2023 and July 1, 2022	3
	Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit) for the three-month periods ended June 30, 2023 and July 1, 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2023 and July 1, 2022	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		35

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed consolidated balance sheets
(in thousands, except share and per share amounts)

	As of June 30, 2023	As of March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$355,081	$130,008
Accounts receivable, net of allowance of $1,621 and $1,768, respectively	222,750	271,159
Contract assets	320,124	297,960
Inventories	136,656	138,057
Other current assets	82,195	35,081
Total current assets	1,116,806	872,265
Property and equipment, net	6,914	7,255
Goodwill	265,153	265,153
Other intangible assets, net	1,258	1,321
Deferred tax assets and other assets	266,741	273,686
Total assets	$1,656,872	$1,419,680
LIABILITIES, REDEEMABLE INTERESTS AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$293,451	$211,355
Accrued expenses	57,280	59,770
Deferred revenue	251,040	176,473
Due to related parties	22,049	12,239
Other current liabilities	52,318	47,589
Total current liabilities	676,138	507,426
Long-term debt	147,289	147,147
TRA liability and other liabilities	276,298	280,246
Total liabilities	1,099,725	934,819
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	3,909,522	3,560,628

Stockholders' deficit:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 46,422,308 shares and 45,886,065 shares issued and outstanding, respectively	5	5
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 98,204,522 shares issued and outstanding	10	10
Accumulated deficit	(3,352,390)	(3,075,782)
Additional paid-in-capital	—	—
Total stockholders' deficit	(3,352,375)	(3,075,767)
Total liabilities, redeemable interests, and stockholders' deficit	$1,656,872	$1,419,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022

Revenue	$479,543	$403,230
Cost of sales	365,799	$353,367
Gross profit	113,744	49,863
Selling, general and administrative expenses	34,235	16,117
Research and development	5,629	3,977
Operating income	73,880	29,769
Interest and other (income) expense, net	1,134	(61)
Income before income taxes	72,746	29,830
Provision for income taxes	9,101	5,700
Net income and comprehensive income	63,645	24,130
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	—	24,130
Less: Net income attributable to redeemable non-controlling interests	43,216	—
Net income attributable to Nextracker Inc.	$20,429	$—

Earnings per share attributable to the stockholders of Nextracker Inc. (1)
Basic	$0.44	N/A
Diluted	$0.43	N/A
Weighted-average shares used in computing per share amounts:
Basic	46,411,859	N/A
Diluted	146,868,852	N/A
(1) Basic and diluted earnings per share is applicable only for the period following the initial public offering (“IPO”) and the related Transactions. See Note 5 for a description of the Transactions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
Three Months Ended June 30, 2023	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	—	43,216	—	—	—	—	—	—	20,429	20,429
Stock-based compensation expense and other	—	—	—	—	—	—	—	8,641	—	8,641
Vesting of Nextracker Inc. RSU awards	—	—	—	536,243	—	—	—	—	—	—
Redemption value adjustment	—	305,678	—	—	—	—	—	(8,641)	(297,037)	(305,678)
BALANCE AT JUNE 30, 2023	$—	$3,909,522	$—	46,422,308	$5	98,204,522	$10	$—	$(3,352,390)	$(3,352,375)

				Class A common stock		Class B common stock
Three Months Ended July 1, 2022	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	24,130	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	1,005	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	6,250	—	(6,250)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	851	—	—	—	—	—	—	—
BALANCE AT July 1, 2022	$510,418	$—	$16,701	—	$—	—	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(in thousands)

	Three-Month Periods Ended
(In thousands)	June 30, 2023	July 1, 2022

Cash flows from operating activities:
Net income	$63,645	$24,130
Depreciation and amortization	1,046	1,269
Changes in working capital and other, net	161,076	(22,605)
Net cash provided by operating activities	225,767	2,794
Cash flows from investing activities:
Purchases of property and equipment	(694)	(427)
Net cash used in investing activities	(694)	(427)
Cash flows from financing activities:
Net transfers (to) from Parent	—	(309)
Net cash used in financing activities	—	(309)
Effect of exchange rate on cash and cash equivalents	—	—
Net increase in cash	225,073	2,058
Cash and cash equivalents beginning of period	130,008	29,070
Cash and cash equivalents end of period	$355,081	$31,128

Non-cash investing activity:
Unpaid purchases of property and equipment	$155	$116
Non-cash financing activity:
Capitalized offering costs	$—	$297
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
1.Organization of Nextracker
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
Prior to the completion of the Transactions, as described in Note 5 and the Initial Public Offering as described below, we operated as part of Flex Ltd. (“Flex” or “Parent”) and not as a standalone entity. On December 19, 2022, Nextracker Inc. was formed as a Delaware corporation which is a 100%-owned subsidiary of Yuma, Inc., a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd. Nextracker Inc. was formed for the purpose of completing the initial public offering of its Class A common stock (the “IPO”) and other related Transactions, in order to carry on the business of Nextracker LLC.
The Initial Public Offering
On February 8, 2023, the Company's registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriters' option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. The Company used all of the net proceeds from the IPO to purchase its member's interest in Nextracker LLC from Flex and holds a member’s interest of approximately 32% of Nextracker LLC as of June 30, 2023. On July 3, 2023 the Company completed a follow-on offering of Class A common stock. See further discussion in Note 12.
2.Summary of accounting policies
Variable interest entities ("VIE") and consolidation
Subsequent to the IPO, the Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Class A common stock issued in the IPO does not hold majority voting rights but hold 100% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. Member’s interest in Nextracker LLC held by Yuma, Inc. ("Yuma"), Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma ("Yuma Sub"), TPG Rise Flash, L.P. ("TPG") and the TPG affiliates are presented on the condensed consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests.”
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023, contained in the Company’s Annual Report on Form 10-K (the "Form 10-K"). In the opinion of

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included. Operating results for the three-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or any future period. All intracompany transactions and accounts within Nextracker have been eliminated.
Prior to the Transactions (as described in Note 5), Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. Accordingly, the unaudited condensed consolidated financial statements for the three-month period ended July 1, 2022 were derived from Flex’s historical accounting records and were presented on a carve-out basis and include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such costs may not have represented the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex during the period preceding the IPO.
The condensed consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Form 10-K.
The first quarters for fiscal years 2024 and 2023 ended on June 30, 2023 (91 days), and July 1, 2022 (92 days), respectively.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things, impairment of goodwill, impairment of long-lived assets, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation accruals, and fair values of awards granted under stock-based compensation plans. Due to the long-term economic effect of the COVID-19 pandemic and geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the three-month periods ended June 30, 2023 and July 1, 2022:

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
Beginning balance	$22,591	$10,485
Provision (release) for warranties issued	(1,582)	127
Payments	(278)	(225)
Ending balance	$20,731	$10,387
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $74.9 million and $29.3 million as of June 30, 2023 and March 31, 2023, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $42.6 million and $44.6 million as of June 30, 2023 and March 31, 2023, respectively. In addition, it includes $14.7 million and $15.2 million of accrued payroll as of June 30, 2023 and March 31, 2023, respectively.
TRA liability and other liabilities
Tax Receivable Agreement ("TRA") liability and other liabilities primarily include the liability of $230.3 million as of June 30, 2023 and March 31, 2023, related to the expected amount to be paid to Yuma, Yuma Sub, TPG and the TPG affiliates pursuant to the TRA. Additionally, the balance includes the long-term portion of standard product warranty liabilities of $10.4 million and $11.8 million, respectively, and the long-term portion of deferred revenue of $35.6 million and $35.8 million as of June 30, 2023 and March 31, 2023, respectively.
Redeemable non-controlling interests
The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the condensed consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests.”
The following table present a reconciliation of the change in redeemable non-controlling interests for the period presented:

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements

Three-month period ended June 30, 2023
(in thousands)
Balance at beginning of period	$3,560,628
Net income attributable to redeemable non-controlling interests	43,216
Redemption value adjustment	305,678
Balance at end of period	$3,909,522
The maximum redemption amount was higher than the carrying amount adjusted for the redeemable non-controlling interest’s share of earnings as of June 30, 2023 as a result of the increase in the Company's share price as of June 30, 2023 as compared to March 31, 2023.
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the three-month periods ended June 30, 2023 and July 1, 2022:

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
Timing of Transfer
Point in time	$5,641	$23,251
Over time	473,902	379,979
Total revenue	$479,543	$403,230
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $320.1 million and $298.0 million as of June 30, 2023 and March 31, 2023, respectively, are presented in the condensed consolidated balance sheets, of which $122.7 million and $116.3 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed tracker rows delivered. Contract assets increased $22.1 million from March 31, 2023 to June 30, 2023 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the three-month periods ended June 30, 2023 and July 1, 2022, Nextracker converted $71.4 million and $56.3 million of deferred revenue to revenue, respectively, which represented 34% and 52%, respectively, of the beginning period balance of deferred revenue.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
Remaining performance obligations
As of June 30, 2023, Nextracker had $286.6 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 88% of these performance obligations in the next 12 months. The remaining long-term unperformed obligations primarily relate to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker LLC and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker LLC. As of June 30, 2023 and March 31, 2023, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
Other intangible assets
The components of identifiable intangible assets are as follows:

	As of June 30, 2023			As of March 31, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets:
Trade name and other intangibles	$2,500	$(1,242)	$1,258	$2,500	$(1,179)	$1,321
Total	$2,500	$(1,242)	$1,258	$2,500	$(1,179)	$1,321
Total intangible asset amortization expense recognized in operations was immaterial for the periods presented.

5.The Transactions
The Company and Nextracker LLC completed the following reorganization and other transactions in connection with the IPO (collectively, referred to as the “Transactions”):
•Immediately prior to the completion of the IPO, Nextracker Inc. issued 128,794,522 shares of its Class B common stock to Yuma, Yuma Sub, and TPG Rise in exchange for cash consideration, which number of shares was equal to the number of common units of Nextracker LLC held directly or indirectly by Yuma, Yuma Sub and TPG Rise (not inclusive of those held by affiliated blocker corporations – see below) immediately following the Transactions and before giving effect to the IPO.
•Immediately prior to the completion of the IPO and as permitted under and in accordance with the limited liability company agreement of Nextracker LLC in effect prior to the IPO (the “Prior LLC Agreement”), TPG Rise exercised its right to have certain blocker corporations affiliated with TPG Rise each merge with a separate direct, wholly-owned subsidiary of Nextracker Inc., with the blocker corporations surviving each such merger, in a transaction intended to qualify as a tax-free transaction. In connection with such blocker corporations’ mergers, the investors in each such blocker corporation received a number of shares of Nextracker Inc.’s Class A common stock with a value based on the Series A Preferred Units held by such blocker corporation for a total of 15,279,190 shares of Nextracker Inc.’s Class A common stock.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
•Immediately prior to the closing of the IPO, Nextracker LLC made a distribution in an aggregate amount of $175.0 million (the “Distribution”). With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of Nextracker LLC. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement.
•Nextracker Inc. used all the net proceeds from the IPO ($693.8 million) as consideration for Yuma’s transfer to Nextracker Inc. of 30,590,000 Nextracker LLC common units at a price per unit equal to $22.68.
•In connection with Yuma’s transfer to Nextracker Inc. of 30,590,000 Nextracker LLC common units, a corresponding number of shares of Nextracker Inc.’s Class B common stock held by Yuma were canceled.
•In connection with the IPO, Nextracker Inc. repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.
On February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.
On February 13, 2023, the members of Nextracker LLC entered into the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of Nextracker LLC. Nextracker Inc. beneficially owns 45,886,065 Nextracker LLC common units after the completion of the IPO and the Transactions and as of June 30, 2023.
Exchange Agreement
The Company, Nextracker LLC, the LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require Nextracker LLC to exchange Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of Nextracker Inc. on a one-to-one basis, or, in the alternative, Nextracker Inc. may elect to exchange such Nextracker LLC common units (together with a corresponding number of shares of Nextracker Inc. Class B common stock) for cash equal to the product of (i) the number of Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of our Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker Inc. may at its option effect a direct exchange of shares of Class A common stock for Nextracker LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and Nextracker LLC. As Nextracker LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the condensed consolidated balance sheets.
6.Stock-based compensation
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

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
The following table summarizes the Company’s stock-based compensation expense under the 2022 Plan and the Flex 2017 Plan:

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
Cost of sales	$1,926	$410
Selling, general and administrative expenses	6,715	595
Total stock-based compensation expense	$8,641	$1,005
Stock-based compensation expense includes an allocation of Flex’s corporate and shared functional employee expense of immaterial amounts for the three-month periods ended June 30, 2023 and July 1, 2022. These charges were recorded within selling, general and administrative expenses.
The 2022 Nextracker equity incentive plan
During the three-month period ended June 30, 2023, the Company granted 0.5 million time-based unvested restricted share units ("RSU") awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $39.70 per award.
In addition, the Company also granted 0.4 million performance based vesting ("PSU") awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2026, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 -300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $40.47 per award, which corresponds to the Company's closing price per share as of the grant date of the awards.
Further, the Company granted 0.5 million options awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such Options is equal to $40.47 per award, which corresponds to the Company's closing price per share as of the grant date of the awards. As a result of these new awards being granted close to the end of the first fiscal quarter, the Company is in the process of finalizing its estimate of the grant date fair value of the new options granted during the three-month period ended June 30, 2023.
Additionally, during the three-month period ended June 30, 2023, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan as of June 30, 2023 was approximately $61.0 million, which is expected to be recognized over a weighted-average period of approximately 2.53 years.
The Flex 2017 equity incentive plan (the "2017 Plan")
All options have been fully expensed and none were outstanding and exercisable as of June 30, 2023.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
As of June 30, 2023, the total unrecognized compensation cost related to unvested RSU awards held by Nextracker employees was approximately $1.4 million under the 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately one year.
There were no options and no RSU awards granted under the 2017 Plan during the three-month period ended June 30, 2023.
An immaterial amount of unvested RSU awards are outstanding under the Flex 2017 Plan as of June 30, 2023, some of which represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions.
7.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders of the Company for the three-month period ended June 30, 2023 by the weighted-average number of shares of Class A common stock outstanding during the same period.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company’s Class A common stock for the period. Additionally, the potential dilutive impact of Class B common stock convertible into Class A was also considered in the calculation.
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements

	Three-month period ended June 30, 2023
	Income	Weighted average shares outstanding	Per Share
(in thousands except share and per share amounts)	Numerator	Denominator	Amount
Basic EPS
Net income available to Nextracker Inc. common stockholders	$20,429	46,411,859	$0.44

Effect of Dilutive impact
Common stock equivalents from options awards (1)		896,988
Common stock equivalents from RSUs (2)		885,710
Common stock equivalents from PSUs (3)		469,773
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$43,216	98,204,522

Diluted EPS
Net income and comprehensive income	$63,645	146,868,852	$0.43
(1)During the three-month period ended June 30, 2023, approximately 0.5 million options awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month period ended June 30, 2023, approximately 0.4 million RSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month period ended June 30, 2023, approximately 0.1 million PSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
8.Relationship with parent and related parties
Prior to the IPO, Nextracker was managed and operated in the normal course of business by Flex. Accordingly, certain shared costs were allocated to Nextracker and reflected as expenses in these condensed consolidated financial statements. Nextracker’s management and the management of Flex consider the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical Flex expenses attributable to Nextracker for purposes of the stand-alone financial statements up until the IPO. However, the expenses reflected in these condensed consolidated financial statements may not be indicative of the expenses that would have been incurred by Nextracker during the periods presented if Nextracker historically operated as a separate, stand-alone entity during such period, which expenses would have depended on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the expenses reflected in the condensed consolidated financial statements for the period prior to the IPO may not be indicative of expenses that Nextracker will incur in the future.
Allocation of corporate expenses
The condensed consolidated financial statements for the period prior to the IPO, include expense allocations for certain functions provided by Flex, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, and stock-based compensation. These expenses have been

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements allocated to Nextracker on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure.
During the three-month period ended July 1, 2022, Nextracker was allocated $2.4 million of general corporate expenses incurred by Flex. Of these expenses $1.6 million was included within selling, general and administrative expenses and $0.8 million was included in cost of sales in the condensed consolidated statements of operations and comprehensive income. An immaterial amount of general corporate expenses incurred by Flex was allocated to Nextracker during the three-month period ended June 30, 2023.
Risk management
Flex carries insurance for property, casualty, product liability matters, auto liability, and workers’ compensation and maintain excess policies to provide additional limits. Prior to the IPO, Nextracker paid a premium to Flex in exchange for the coverage provided. In fiscal year 2023, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided by Flex were reflected in the condensed consolidated statements of operations and comprehensive income and were immaterial for the three-month periods ended June 30, 2023, and July 1, 2022, respectively.
Cash management and financing
Prior to the IPO, Nextracker participated in Flex’ centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that were not historically cash settled were reflected in the condensed consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as these were deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the three-month period ended July 1, 2022:

Three-month periods ended
(In thousands)	July 1, 2022
Corporate allocations (excluding stock-based compensation expense)	$1,360
Transfer of operations to Nextracker (1)	3,229
Net cash pooling activities (2)	(8,908)
Income taxes	5,170
Net transfers from Parent	$851
(1)Primarily represents certain international operations where related income and/or losses are included in Nextracker’s condensed consolidated statements of operations. Cash was also collected by the international operations on behalf of Nextracker, for which Nextracker and Flex do not intend to settle in the future.
(2)Primarily represents financing activities for cash pooling and capital transfers.
The cash balance reflected in the condensed consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO when Nextracker was a controlled entity of Flex, Nextracker's U.S. operations participated in the Flex cash pooling management programs intra-quarter; all outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the condensed consolidated statements of redeemable interest and stockholders' deficit /parent company equity (deficit), and the condensed consolidated statements of

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements cash flows. Subsequent to the IPO, Nextracker has the option to participate in the Flex cash pooling management programs.
Due to related parties relates to balances resulting from transactions between Nextracker and Flex subsidiaries that have historically been cash settled. Nextracker purchased certain components and services from other Flex affiliates of $29.6 million and $15.0 million for the three-month periods ended June 30, 2023, and July 1, 2022 respectively.
Flex also administers on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Nextracker’s average due to related parties balance was $7.4 million and $31.4 million for the three-month periods ended June 30, 2023, and July 1, 2022, respectively. All related cash flow activities were classified within net cash provided by operating activities in the condensed consolidated statement of cash flows.
9.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for loss contingencies to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any such excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition. There were no additional accrual for loss contingencies during the three-month period ended June 30, 2023.
10.Income taxes
The Company follows the guidance under ASC 740-270, "Interim Reporting", which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate ("AETR"). At the end of each interim period, the Company applies the AETR to year-to-date (YTD) ordinary income (or loss) to arrive at the YTD income tax expense. The Company recorded the tax effect of discrete items in the quarter in which the discrete events occur.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented. For the three-month period ended June 30, 2023, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to certain non-controlling interest in Nextracker LLC which is not taxable to Nextracker Inc. and its subsidiaries, partially offset by U.S. state and local income taxes and the jurisdictional mix of income between the U.S. and other operating jurisdictions. For the three-month period ended July 1, 2022 the effective tax rate differs from the U.S. statutory corporate tax rate of 21% primarily due to a tax benefit related to foreign derived intangible income, partially offset by U.S. state and local income taxes and the jurisdictional mix of income between the U.S. and other operating jurisdictions.

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
Income tax	9,101	5,700
Effective tax rates	12.5%	19.0%
11.Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group,

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
Revenue:
U.S.	$270,338	$269,390
Rest of the World	209,205	133,840
Total	$479,543	$403,230
The United States is the principal country of domicile.
12.Subsequent events
The 2023 follow-on offering
On July 3, 2023, Nextracker Inc. completed a follow-on offering to its IPO, which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551.0 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise. Simultaneously, 14,025,000 and 1,606,562 shares of Class B shares were surrendered by Flex and TPG, respectively, and cancelled.
As a result of this follow-on offering (referred to as the “Follow-on”), as of the closing date on July 3, 2023:
•The Company received net proceeds of $551.0 million (after underwriting discounts). Upon closing of the Follow-on, approximately $1.8 million of offering costs were paid by Flex.
•Immediately following the completion of the Follow-on, Flex (through Yuma and Yuma Sub), owned 74,432,619 shares of Class B common stock, representing approximately 51.47% of the total outstanding shares of the Company's outstanding common stock.
•Additionally, TPG owned 8,140,341 shares of Class B common stock representing approximately 5.63% of the total outstanding shares of the Company's outstanding common stock.
•Nextracker Inc. beneficially owned 62,053,870 LLC units, representing approximately 42.91% of the total units of Nextracker LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operation of “Nextracker”, the “Company”, “we”, “us” and “our” shall mean, prior to the IPO described in this Form 10-Q, both Nextracker LLC (the “LLC”) and its consolidated subsidiaries and following the IPO and the related transactions completed in connection with the IPO, to Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” or “Parent” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 9, 2023. In addition to historical financial information, the following discussion and analysis contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors, Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections entitled "Liquidity and Capital Resources" below and “Risk Factors”. All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements.
OVERVIEW
We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar panels, also known as modules, in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. We have led the solar industry based on gigawatts ("GW") shipped globally from 2015 to 2022 and in the U.S. from 2016 to 2022. We delivered 18 GW, 15 GW and 12 GW to our customers in fiscal years 2023, 2022 and 2021, respectively.
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
We have shipped approximately 80 GW of solar tracker systems as of June 30, 2023 to projects on six continents. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long- term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $0.5 billion for the three-month period ended June 30, 2023 and $1.9 billion in fiscal year 2023.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
(In thousands)	June 30, 2023		July 1, 2022
Revenue:	(Unaudited)
U.S.	$270,338	56%	$269,390	67%
Rest of the World	209,205	44%	133,840	33%
Total	$479,543		$403,230
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended
(In millions)	June 30, 2023	July 1, 2022
Customer A*	$25.6	$42.1
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
The 2023 follow-on offering
See Note 12 to the condensed consolidated financial statements.
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
We operate in nearly all significant tracker markets around the world. We have dedicated sales staff in the United States, Mexico, Spain, Australia, Brazil, India and the United Arab Emirates to support our sales activities in those geographies. Our local presence is complemented with the following go-to-market strategies:
•Our sales and marketing strategy is focused on building long-term relationships with key stakeholders involved in developing, building, owning, and maintaining utility-scale solar projects. We educate those stakeholders on the benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance, and advanced software and sensor capabilities compared to competing products.
•In the United States and more mature international markets, our sales team maintains active relationships with key stakeholders and customers such as developers and builders of utility-scale solar systems. We leverage these relationships and knowledge of the available project pipeline, inbound requests for proposals (“RFPs”) from potential customers, and competitive dynamics. Frequently we are either awarded the project outright or become ‘short-listed’ among a group of eligible bidders. In each case we create a detailed proposal that leverages our project engineering expertise to offer a compelling project and/or project portfolio-specific value proposition.
•In less mature international markets, we leverage a variety of broad and account-based marketing techniques to acquire customers. These include conducting thought leadership seminars and developer forums, installation training programs, and participation in industry conferences, events, and trade associations.
•We set pricing for our products based on the long-term value derived from energy yield performance and total cost of ownership. For our core tracker products, we offer differing pricing to address multiple market segments based on site characteristics and weather protection requirements, among other factors.
Basis of presentation
We have historically operated as part of Flex and not as a separate, publicly traded company throughout the period preceding the IPO. Our condensed consolidated financial statements for the period preceding the Transactions were derived from Flex’s historical accounting records and are presented on a carve-out basis. All sales and costs as well as assets and liabilities directly associated with our business activity were included as a component of the condensed consolidated financial statements. For the period preceding the IPO, the condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Flex’s corporate office and allocations of related assets, liabilities and Flex’s investment, as applicable. The allocations were determined on what we believed to be a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had we been an entity that operated separately from Flex during the relevant full period presented. Further, the historical condensed consolidated financial statements that include results prior to the IPO may not be reflective of what our final position, results of operations, or cash flows will be as a public company. During the fourth quarter of fiscal year 2022, we entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide, or cause to be provided, certain services to us, which were previously included as part of the allocations from Flex. As consideration, we agreed to pay Flex the amount specified for each service as described in the TSA.
For the period prior to the IPO, our historical condensed consolidated financial statements in this Quarterly Report include expense allocations for certain support functions that were provided on a centralized basis within Flex, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. Since our IPO, we have incurred and will continue to incur additional costs as a public company. Under the TSA Flex has agreed to continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we have incurred and will continue to incur other costs to replace the services and resources that will not be provided by Flex. Our total costs related to such support functions may differ from the costs that were historically allocated to us from Flex. These additional costs are primarily for the following:
•additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff, including staff additions to replace support provided by Flex that is not covered by the transition services agreement; and
•corporate governance costs, including director and officer insurance costs, board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and Nasdaq fees, bank fees or other costs related to existing or future financing arrangements.
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
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for

the fiscal year ended March 31, 2023, where we discuss our more significant policies and estimates used in the preparation of the condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Key components of our results of operations
The following discussion describes certain line items in our condensed consolidated statements of operations and comprehensive income.
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
Non-operating expenses
Income tax expense
We expect our taxable income to primarily be from the allocation of taxable income from the LLC. The provision for income taxes primarily represents the LLC’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. The LLC owns 100% of all foreign subsidiaries for which the LLC has marked them as disregarded entities for U.S. income tax purposes. We expect to receive a tax benefit for foreign tax credits in the United States for our distributive shares of the foreign tax paid.
RESULTS OF OPERATIONS

	Three-month periods ended
(In thousands, except percentages)	June 30, 2023	July 1, 2022	% change
Condensed Statement of Operations and Comprehensive Income Data:	(Unaudited)
Revenue	$479,543	$403,230	19%
Cost of sales	365,799	353,367	4
Gross profit	113,744	49,863	128
Selling, general and administrative expenses	34,235	16,117	112
Research and development	5,629	3,977	42
Operating income	73,880	29,769	148
Interest and other (income) expense, net	1,134	(61)	(1959)
Income before income taxes	72,746	29,830	144
Provision for income taxes	9,101	5,700	60
Net income and comprehensive income	$63,645	$24,130	164%
Non-GAAP measures
We present Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow as supplemental measures of our performance and, with respect to Adjusted free cash flow, as a supplemental measure of our liquidity. We define Non-GAAP gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Non-GAAP operating income as operating income plus stock-based compensation expense and intangible amortization. We define Non-GAAP net income as net income (loss) plus stock-based compensation expense, intangible amortization, and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, and (vi) certain nonrecurring legal costs and other discrete events as applicable. We define Adjusted EBITDA Margin as the percentage derived from Adjusted EBITDA divided by revenue. We define Adjusted free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment plus proceeds from the disposition of property and equipment.
Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Adjusted EBITDA Margin and Adjusted free cash flow as factors in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.
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

	Three-month periods ended
(In thousands, except percentages)	June 30, 2023	July 1, 2022
Other Financial Information:
Non-GAAP gross profit	$115,733	$50,336
Non-GAAP operating income	82,403	31,315
Non-GAAP net income	70,943	24,755
Adjusted EBITDA	83,672	32,040
Net income (% of revenue)	13.3%	6.0%
Adjusted EBITDA (% of revenue)	17.4%	7.9%
Adjusted free cash flow	225,073	2,367
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

	Three-month periods ended
(In thousands, except percentages)	June 30, 2023	July 1, 2022
Reconciliation of GAAP to Non-GAAP Financial Measures:	(Unaudited)
GAAP gross profit	$113,744	$49,863
Stock-based compensation expense	1,926	410
Intangible amortization	63	63
Non-GAAP gross profit	$115,733	$50,336
GAAP operating income	$73,880	$29,769
Stock-based compensation expense	8,460	1,005
Intangible amortization	63	541
Non-GAAP operating income	$82,403	$31,315
GAAP net income	$63,645	$24,130
Stock-based compensation expense	8,460	1,005
Intangible amortization	63	541
Adjustment for taxes	(1,225)	(921)
Non-GAAP net income	$70,943	$24,755
Net income	$63,645	$24,130
Interest, net	1,420	(64)
Provision for income taxes	9,101	5,700
Depreciation expense	983	728
Intangible amortization	63	541
Stock-based compensation expense	8,460	1,005
Adjusted EBITDA	$83,672	$32,040
Net income (% of revenue)	13.3%	6.0%
Adjusted EBITDA (% of revenue)	17.4%	7.9%

Net cash provided by operating activities	$225,767	$2,794
Purchase of property and equipment	(694)	(427)
Adjusted free cash flow	$225,073	$2,367
The data below, and discussion that follows, represent our results from operations.
Revenue
Revenue increased by $76.3 million, or 19%, for the three-month period ended June 30, 2023 compared to the three-month period ended July 1, 2022. The increase was mainly driven by a 30% increase in gigawatts delivered offset by slightly lower sales price due to the decline in logistics costs. Revenue remained somewhat flat in the U.S. while increasing $75.4 million or 56% in the Rest of the World for the three-month period ended June 30, 2023 compared to the three-month period ended July 1, 2022. The growth from the Rest of the World was driven primarily from larger projects in Brazil, our largest market, and increased sales in Europe, Australia and Canada.
Cost of sales and gross profit
Cost of sales increased by $12.4 million, or 4%, for the three-month period ended June 30, 2023 compared to the three-month period ended July 1, 2022 primarily due to the increase in sales noted above, offset by a substantial decrease in freight and logistics costs as compared to the three-month period ended July 1, 2022. Freight and logistics costs as a percentage of cost of sales decreased by over 1000 basis points for the three-month period ended June 30, 2023 compared to the three-month period ended July 1, 2022.
Gross profit increased by $63.9 million, or 128%, for the three-month period ended June 30, 2023 compared to the three-month period ended July 1, 2022 primarily resulting from the increase in sales noted above coupled with lower freight and logistics costs.
Selling, general and administrative expenses
Selling, general and administrative expenses was approximately $34.2 million, or 7.1% of revenue during the three-month period ended June 30, 2023, increasing $18.1 million from approximately $16.1 million, or 4.0% of revenue during the three-month period ended July 1, 2022. The increase was primarily the result an increase in stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan, incremental costs related to our continued expansion of our sales organization in line with the growth in the global market, and due to the growth of our supporting functions as a public company.
Research and development
Research and development expenses increased $1.7 million, or 42%, to $5.6 million for the three-month period ended June 30, 2023 from approximately $4.0 million in the three-month period ended July 1, 2022 as a result of our commitment to product innovation and development including software enhancements.
Provision for income tax
Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in the three-month periods ended June 30, 2023 and July 1, 2022. For the three-month periods ended June 30, 2023 and July 1, 2022, we recorded total income tax expense of $9.1 million and $5.7 million, respectively, which reflected consolidated effective income tax rates of 12.5% and 19.1%, respectively. The decrease in our effective tax rate is mostly due to certain non-controlling interest in Nextracker LLC that is not taxable to Nextracker Inc. and its subsidiaries. From time to time, we are subject to income and non-income based tax audits in the jurisdictions in which we operate. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. Due to such complexity of these uncertainties, the ultimate resolution may result in a payment or refund that is materially different from our estimates.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. Detailed regulations on some aspects of the IRA are still outstanding and we are evaluating the effects the IRA will have on our consolidated financial statements.

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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.82% (SOFR rate of 4.97% plus a margin of 1.85%) as of June 30, 2023.
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of June 30, 2023, we were in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement that provided for the payment by us to Yuma, Yuma Sub, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Three-month periods ended
(In thousands)	June 30, 2023	July 1, 2022
	(Unaudited)
Net cash provided by operating activities	$225,767	$2,794
Net cash used in investing activities	(694)	(427)
Net cash used in financing activities	—	(309)
Three-month period ended June 30, 2023
Net cash provided by operating activities was $225.8 million during the three-month period ended June 30, 2023. Total cash provided during the period was driven by net income of $63.6 million adjusted for non-cash charges of approximately $1.0 million related to depreciation and amortization. Cash from net income was increased by the overall decrease in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an inflow of approximately $161.1 million. Accounts receivable and contract assets in aggregate decreased approximately $26.4 million during three-month period ended June 30, 2023, resulting from shorter billing and collection periods and lower sequential revenue. Accounts payable increased approximately $82.1 million partially associated with timing and increase in our payment cycles. Deferred revenue increased approximately $74.3 million driven primarily by increased deposits on higher bookings during the quarter. Offsetting the cash inflows were increases in other assets of $47.8 million due to advance payments to suppliers to secure product with longer lead times and drive growth of our U.S. manufacturing footprint.

Net cash used in investing activities was $0.7 million and directly attributable to the purchase of property and equipment.
Cash management and financing
Prior to the IPO we were historically participating in a centralized cash management program administered by Flex; disbursements were independently managed by us. The cash balance reflected in the consolidated balance sheets as of June 30, 2023 and March 31, 2023 consists of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. Nextracker has participated in the Flex cash pooling management programs intra-quarter during our fiscal year 2023; this was discontinued as of April 1, 2023. In the absence of the cash pooling program, we expect our credit facilities and our cash position to provide adequate liquidity for our business. We have a total liquidity of $855 million as of June 30, 2023, of which $500 million is related to unutilized amounts under our RCF and $355 million is related to our cash and cash equivalents balance as of June 30, 2023.
Contractual obligations and commitments
Information regarding our Credit Facilities, debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of June 30, 2023.
Off-Balance sheet arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023.
Recently adopted accounting pronouncements
See Note 2 "Summary of accounting policies - Recently issued accounting pronouncement" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had no outstanding indebtedness for borrowed money as of June 30, 2023.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 30, 2023 as compared to the fiscal year ended March 31, 2023.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended
	June 30, 2023	July 1, 2022
Customer A*	5.3%	10.5%
Top five largest customers	35.0%	38.6%
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
The following table sets forth the total accounts receivable, net of allowance for doubtful accounts and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable, net of allowance and contract assets, from our top five customers by percentage during the periods included below:

	As of
	June 30, 2023	March 31, 2023
	(Unaudited)
Customer A*	13.8%	15.2%
Customer F	8.2%	14.0%
Top five largest customers	37.5%	43.5%
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
In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by COVID-19, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruptions have caused, and may in the future cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.
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
Based on our overall currency rate exposures as of June 30, 2023 and March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on the results of its evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2023.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For more information, see note 9 "Commitments and contingencies" in the notes to the unaudited condensed consolidated final statements included elsewhere in this Quarterly Report.
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the section entitled "Risk factors" included in our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
10.1†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive)	x
10.2†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (Director)	x
10.3†	Form of Performance Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (Executive)	x
10.4†	Form of Stock Option Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive)	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2∗	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101	The following financial statements from Nextracker Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, filed with the Securities and Exchange Commission on August [8] 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.	x
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	x
† Management contract or compensatory plan or arrangement
∗ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Nextracker Inc.

Date:	August 9, 2023	By:	/s/ David Bennet
David Bennet
Chief Financial Officer
(Principal Financial and Accounting Officer)