Form 10-Q
period 2023-09-29
Nextracker Inc.
filed 2023-11-07
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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
The number of shares of the registrant’s Class A common stock outstanding as of October 31, 2023 was 62,096,475.

1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	Page
	Nextracker Inc.
	Unaudited Condensed Consolidated Balance Sheets as of September 29, 2023 and March 31, 2023	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended September 29, 2023 and September 30, 2022	3
	Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit) for the three-month and six-month periods ended September 29, 2023 and September 30, 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 29, 2023 and September 30, 2022	8
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	38

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	84
Signatures		85

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed consolidated balance sheets
(in thousands, except share and per share amounts)

	As of September 29, 2023	As of March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$372,918	$130,008
Accounts receivable, net of allowance of $1,443 and $1,768, respectively	346,662	271,159
Contract assets	304,804	297,960
Inventories	196,235	138,057
Other current assets	118,161	35,081
Total current assets	1,338,780	872,265
Property and equipment, net	7,464	7,255
Goodwill	265,153	265,153
Other intangible assets, net	1,196	1,321
Deferred tax assets and other assets	420,965	273,686
Total assets	$2,033,558	$1,419,680
LIABILITIES, REDEEMABLE INTERESTS AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$403,478	$211,355
Accrued expenses	67,306	59,770
Deferred revenue	235,907	176,473
Due to related parties	—	12,239
Other current liabilities	65,519	47,589
Total current liabilities	772,210	507,426
Long-term debt	145,557	147,147
TRA liability and other liabilities	440,682	280,246
Total liabilities	1,358,449	934,819
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	3,316,130	3,560,628

Stockholders' deficit:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 62,096,475 shares and 45,886,065 shares issued and outstanding, respectively	6	5
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 82,572,960 shares issued and 98,204,522 outstanding, respectively	8	10
Accumulated deficit	(3,313,137)	(3,075,782)
Additional paid-in-capital	672,102	—
Total stockholders' deficit	(2,641,021)	(3,075,767)
Total liabilities, redeemable interests, and stockholders' deficit	$2,033,558	$1,419,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Six-month periods ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Revenue	$573,357	$467,142	$1,052,900	$870,372
Cost of sales	424,247	$402,603	790,046	755,970
Gross profit	149,110	64,539	262,854	114,402
Selling, general and administrative expenses	47,872	20,745	82,107	36,862
Research and development	7,146	4,322	12,775	8,299
Operating income	94,092	39,472	167,972	69,241
Interest and other expense, net	8,684	1,309	9,818	1,248
Income before income taxes	85,408	38,163	158,154	67,993
Provision for income taxes	3,999	11,076	13,100	16,776
Net income and comprehensive income	81,409	27,087	145,054	51,217
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	—	27,087	—	51,217
Less: Net income attributable to redeemable non-controlling interests	42,156	—	85,372	—
Net income attributable to Nextracker Inc.	$39,253	$—	$59,682	$—

Earnings per share attributable to the stockholders of Nextracker Inc. (1)
Basic	$0.64	N/A	$1.10	N/A
Diluted	$0.55	N/A	$0.99	N/A
Weighted-average shares used in computing per share amounts:
Basic	61,721,709	N/A	54,070,140	N/A
Diluted	147,141,142	N/A	147,008,353	N/A
(1) Basic and diluted earnings per share is applicable only for the period following the initial public offering (“IPO”) and the related Transactions. See Note 5 for a description of the Transactions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
Three Months Ended September 29, 2023	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT JUNE 30, 2023	$—	$3,909,522	$—	46,422,308	$5	98,204,522	$10	$—	$(3,352,390)	$(3,352,375)
Net income	—	42,156	—	—	—	—	—	—	39,253	39,253
Stock-based compensation expense and other	—	—	—	—	—	—	—	18,216	—	18,216
Vesting of Nextracker Inc. RSU awards	—	—	—	42,605	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	—	—	15,631,562	1		—	552,008		552,009
Use of Follow-on proceeds as consideration for Yuma's transfer of LLC common units	—	—	—	—		(15,631,562)	(2)	(552,007)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	—	(622,292)	—	—	—	—	—	622,292	—	622,292
Redemption value adjustment	—	(13,256)	—	—	—	—	—	13,256	—	13,256
BALANCE AT SEPTEMBER 29, 2023	$—	$3,316,130	$—	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)

				Class A common stock		Class B common stock
Three Months Ended September 30, 2022	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT July 1, 2022	$510,418	$—	$16,701	—	$—	—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	27,087	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	845	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	6,250	—	(6,250)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	48,017	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2022	$516,668	$—	$86,400	—	$—	—	$—	$—	$—	$—

				Class A common stock		Class B common stock
Six Months Ended September 29, 2023	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	—	85,372	—	—	—	—	—	—	59,682	59,682
Stock-based compensation expense and other	—	—	—	—	—	—	—	26,857	—	26,857
Vesting of Nextracker Inc. RSU awards	—	—	—	578,848	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	—	—	15,631,562	1	—	—	552,008	—	552,009
Use of Follow-on proceeds as consideration for Yuma's transfer of LLC common units	—	—	—	—	—	(15,631,562)	(2)	(552,007)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	—	(622,292)	—	—	—	—	—	622,292	—	622,292
Redemption value adjustment	—	292,422	—	—	—	—	—	4,615	(297,037)	(292,422)
BALANCE AT SEPTEMBER 29, 2023	$—	$3,316,130	$—	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)

				Class A common stock		Class B common stock
Six Months Ended September 30, 2022	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	51,217	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	1,850	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	12,500	—	(12,500)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	48,868	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2022	$516,668	$—	$86,400	—	$—	—	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(in thousands)

	Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022

Cash flows from operating activities:
Net income	$145,054	$51,217
Depreciation and amortization	2,020	2,645
Changes in working capital and other, net	105,603	(1,401)
Net cash provided by operating activities	252,677	52,461
Cash flows from investing activities:
Purchases of property and equipment	(1,406)	(1,335)
Proceeds from the disposition of property and equipment	—	24
Net cash used in investing activities	(1,406)	(1,311)
Cash flows from financing activities:
Net proceeds from issuance of Class A shares	552,009	—
Purchase of LLC common units from Yuma, Inc.	(552,009)	—
Net transfers (to) from Parent	(8,335)	3,989
Other financing activities	(26)	—
Net cash provided by (used in) financing activities	(8,361)	3,989
Effect of exchange rate on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	242,910	55,139
Cash and cash equivalents beginning of period	130,008	29,070
Cash and cash equivalents end of period	$372,918	$84,209

Non-cash investing activity:
Unpaid purchases of property and equipment	$1,059	$453
Non-cash financing activity:
TRA revaluation	$18,337	$—
Reclassification of redeemable non-controlling interest	$622,292	$—
Capitalized offering costs	$—	$1,441
Legal settlement paid by Parent	$—	$42,750
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
Prior to the completion of the Transactions, as described in Note 5 and the Initial Public Offering as described below, we operated as part of Flex Ltd. (“Flex” or “Parent”) and not as a standalone entity. On December 19, 2022, Nextracker Inc. was formed as a Delaware corporation which is a 100%-owned subsidiary of Yuma, Inc. ("Yuma"), a Delaware corporation and indirect wholly-owned subsidiary of Flex Ltd. Nextracker Inc. was formed for the purpose of completing the initial public offering of its Class A common stock (the “IPO”) and other related Transactions, in order to carry on the business of Nextracker LLC.
The Initial Public Offering and follow-on offering
On February 8, 2023, the Company's registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriters' option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. The Company used all of the net proceeds from the IPO to purchase its member's interest in Nextracker LLC from Yuma (see Note 5).
On July 3, 2023 the Company completed a follow-on offering of Class A common stock and issued 15,631,562 shares of Class A common stock and received net proceeds of $552.0 million. The price per share received was at a discount to the closing price of the Company’s stock as of June 30, 2023. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise. Simultaneously, 14,025,000 and 1,606,562 shares of Class B shares were surrendered by Flex and TPG, respectively, and cancelled. A proportionate share of redeemable non-controlling interest was reclassified to permanent equity as a result. The Company holds a member's interest of approximately 43% of Nextracker LLC as of September 29, 2023.
2.Summary of accounting policies
Variable interest entities ("VIE") and consolidation
Subsequent to the IPO, the Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Class A common stock issued in the IPO does not hold majority voting rights but hold 100% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. Member’s interest in Nextracker LLC held by Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma ("Yuma Sub"), TPG Rise Flash, L.P. ("TPG") and the TPG affiliates are presented on the condensed consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests.”

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023, contained in the Company’s Annual Report on Form 10-K (the "Form 10-K"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included. Operating results for the three and six-month periods ended September 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or any future period. All intracompany transactions and accounts within Nextracker have been eliminated.
Prior to the Transactions (as described in Note 5), Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. Accordingly, the unaudited condensed consolidated financial statements for the three and six-month periods ended September 30, 2022 were derived from Flex’s historical accounting records and were presented on a carve-out basis and include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such costs may not have represented the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex during the period preceding the IPO.
The condensed consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Form 10-K.
The first quarters for fiscal years 2024 and 2023 ended on June 30, 2023 (91 days), and July 1, 2022 (92 days), respectively. The second quarters for fiscal 2024 and 2023 ended on September 29, 2023 (91 days), and September 30, 2022 (91 days), respectively.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things, impairment of goodwill, impairment of long-lived assets, allowance for doubtful accounts, reserve for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation accruals, and fair values of awards granted under stock-based compensation plans. Due to the long-term economic effect of the COVID-19 pandemic and geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic, the Russian invasion of Ukraine and the Israel-Hamas conflict. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. For these assurance type

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the six-month periods ended September 29, 2023 and September 30, 2022:

	Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022
Beginning balance	$22,591	$10,485
Provision (release) for warranties issued	(2,614)	1,392
Payments	(883)	(446)
Ending balance	$19,094	$11,431
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $98.0 million and $29.3 million as of September 29, 2023 and March 31, 2023, respectively, primarily related to advance payments to certain vendors for procurement of inventory. Other current assets as of September 29, 2023 also includes related party receivable balance of approximately $11.6 million.
Deferred tax assets and other assets
Deferred tax assets and other assets includes the deferred tax assets of $405.0 million and $257.1 million as of September 29, 2023 and March 31, 2023, respectively, primarily related to the Company's investment in Nextracker LLC. In connection with the follow-on exchange a deferred tax asset has been booked reflecting Nextracker’s incremental outside basis difference in Nextracker LLC partnership of $155.4 million.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $43.8 million and $44.6 million as of September 29, 2023 and March 31, 2023, respectively. In addition, it includes $23.5 million and $15.2 million of accrued payroll as of September 29, 2023 and March 31, 2023, respectively.
TRA liability and other liabilities
Tax Receivable Agreement ("TRA") liability and other liabilities primarily include the liability of $373.1 million and $230.3 million as of September 29, 2023 and March 31, 2023, respectively, related to the expected amount to be paid to Yuma, Yuma Sub, TPG and the TPG affiliates pursuant to the TRA. Additionally, the balance includes the long-term portion of standard product warranty liabilities of $9.5 million and $11.8 million, respectively, and the

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements long-term portion of deferred revenue of $58.5 million and $35.8 million as of September 29, 2023 and March 31, 2023, respectively.
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
The following table present a reconciliation of the change in redeemable non-controlling interests for the period presented:

(in thousands)	Six-month period ended September 29, 2023
Balance at beginning of period	$3,560,628
Net income attributable to redeemable non-controlling interests	85,372
Reclassification of redeemable non-controlling interest	(622,292)
Redemption value adjustments	292,422
Balance at end of period	$3,316,130
As a result of the follow-on transaction that occurred on July 3, 2023 and that drove a repurchase of redeemable non-controlling interest, as further described in Note 5, we reclassed a proportionate share of redeemable non-controlling interest to additional paid-in capital and readjusted redeemable non-controlling interest to its new maximum redemption value as of September 29, 2023, which exceeded carrying value based on the revised basis that reflects the new ownership percentages held by noncontrolling interest holders.
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the three- and six-month periods ended September 29, 2023 and September 30, 2022:

	Three-month periods ended		Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Timing of Transfer
Point in time	$21,263	$9,902	$26,904	$33,153
Over time	552,094	457,240	1,025,996	837,219
Total revenue	$573,357	$467,142	$1,052,900	$870,372
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $304.8 million and $298.0 million as of September 29, 2023 and March 31, 2023, respectively, are presented in the condensed consolidated balance sheets, of which $125.4 million and $116.3 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed tracker rows delivered. Contract assets increased $6.8 million from March 31, 2023 to September 29, 2023 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the six-month periods ended September 29, 2023 and September 30, 2022, Nextracker converted $119.2 million and $72.2 million of deferred revenue to revenue, respectively, which represented 56% and 67%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of September 29, 2023, Nextracker had $294.4 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 80% of these performance obligations in the next 12 months. The remaining long-term unperformed obligations primarily relate to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker LLC and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker LLC. As of September 29, 2023 and March 31, 2023, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
Other intangible assets
The components of identifiable intangible assets are as follows:

	As of September 29, 2023			As of March 31, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade name and other intangibles	$2,500	$(1,304)	$1,196	$2,500	$(1,179)	$1,321
Total	$2,500	$(1,304)	$1,196	$2,500	$(1,179)	$1,321
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

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
•Immediately prior to the closing of the IPO, Nextracker LLC made a distribution in an aggregate amount of $175.0 million (the “Distribution”). With respect to such Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of Nextracker LLC. The Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the senior credit facility with a syndicate of banks (the "2023 Credit Agreement").
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
On February 13, 2023, the members of Nextracker LLC entered into the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of Nextracker LLC. Nextracker Inc. beneficially owns 62,096,475 Nextracker LLC common units after the completion of the IPO, the Transactions and the follow-on offering described below, and as of September 29, 2023.
The 2023 follow-on offering
On July 3, 2023, Nextracker Inc. completed an underwritten offering of 18,150,000 shares of Class A common stock, of which 15,631,562 shares were offered and sold by the Company and 2,518,438 shares were offered and sold by certain of the Company’s stockholders for approximately $662.5 million in total gross proceeds, including the full exercise of the underwriters’ option to purchase additional shares of Class A common stock. The Company received net proceeds of $552.0 million. The entire net proceeds from the sale of shares by Nextracker were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise. Simultaneously, 14,025,000 and 1,606,562 shares of Class B shares were surrendered by Flex and TPG, respectively, and cancelled.
As a result of this follow-on offering (referred to as the “Follow-on”), as of the closing date on July 3, 2023:
•Approximately $1.8 million of offering costs were paid by Flex.
•Immediately following the completion of the Follow-on, Flex (through Yuma and Yuma Sub), owned 74,432,619 shares of Class B common stock, representing approximately 51.45% of the total outstanding shares of the Company's outstanding common stock.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
•Additionally, TPG owned 8,140,341 shares of Class B common stock representing approximately 5.63% of the total outstanding shares of the Company's outstanding common stock.
•Nextracker Inc. beneficially owned 62,053,870 LLC units, representing approximately 42.91% of the total units of Nextracker LLC.
Exchange Agreement
The Company, Nextracker LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require Nextracker LLC to exchange Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of Nextracker Inc. on a one-to-one basis, or, in the alternative, Nextracker Inc. may elect to exchange such Nextracker LLC common units (together with a corresponding number of shares of Nextracker Inc. Class B common stock) for cash equal to the product of (i) the number of Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of our Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker Inc. may at its option effect a direct exchange of shares of Class A common stock for Nextracker LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and Nextracker LLC. As Nextracker LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the condensed consolidated balance sheets.
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
The following table summarizes the Company’s stock-based compensation expense under the 2022 Plan and the Flex 2017 Plan:

	Three-month periods ended		Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of sales	$3,245	$345	$5,171	$755
Selling, general and administrative expenses	14,971	500	21,686	1,095
Total stock-based compensation expense	$18,216	$845	$26,857	$1,850

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
Stock-based compensation expense includes an allocation of Flex’s corporate and shared functional employee expense of immaterial amounts for the three- and six-month periods ended September 29, 2023 and September 30, 2022. These charges were recorded within selling, general and administrative expenses.
The 2022 Nextracker equity incentive plan
During the six-month period ended September 29, 2023, the Company granted 1.1 million time-based unvested restricted share units ("RSU") awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $40.16 per award.
In addition, the Company also granted 0.4 million performance-based vesting ("PSU") awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2026, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 -300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $54.63 per award. The fair value of these PSU awards granted during the six-month period ended September 29, 2023 was determined using Monte-Carlo simulation models which is a probabilistic approach for calculating the fair value of the awards.
Further, the Company granted 0.5 million option awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such option is equal to $40.47 per award, which corresponds to the Company's closing price per share as of the grant date of the awards. The fair value of these option awards granted during the six-month period ended September 29, 2023 was estimated using a Black-Scholes option pricing model.
Additionally, during the six-month period ended September 29, 2023, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan as of September 29, 2023 was approximately $101.4 million, which is expected to be recognized over a weighted-average period of approximately 2.51 years.
The Flex 2017 equity incentive plan (the "2017 Plan")
All options have been fully expensed and none were outstanding and exercisable as of September 29, 2023.
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
As of September 29, 2023, the total unrecognized compensation cost related to unvested RSU awards held by Nextracker employees was approximately $1.0 million under the 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately one year.
There were no options and no RSU awards granted under the 2017 Plan during the six-month period ended September 29, 2023.
An immaterial amount of unvested RSU awards are outstanding under the 2017 Plan as of September 29, 2023, some of which represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
7.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders of the Company for the three and six-month periods ended September 29, 2023 by the weighted-average number of shares of Class A common stock outstanding during the same period.
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
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month period ended September 29, 2023			Six-month period ended September 29, 2023
(in thousands except share and per share amounts)	Income Numerator	Weighted average shares outstanding Denominator	Per Share Amount	Income Numerator	Weighted average shares outstanding Denominator	Per Share Amount
Basic EPS
Net income available to Nextracker Inc. common stockholders	$39,253	61,721,709	$0.64	$59,682	54,070,140	$1.10

Effect of Dilutive impact
Common stock equivalents from option awards (1)		1,013,988			955,488
Common stock equivalents from RSUs (2)		1,106,310			996,010
Common stock equivalents from PSUs (3)		382,624			426,199
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$42,156	82,916,511		$85,372	90,560,516

Diluted EPS
Net income and comprehensive income	$81,409	147,141,142	$0.55	$145,054	147,008,353	$0.99
(1)During the three and six-month periods ended September 29, 2023, approximately 0.5 million and 0.5 million of option awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three and six-month periods ended September 29, 2023, 0.4 million and 0.4 million of RSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three and six-month periods ended September 29, 2023, 0.4 million and 0.4 million of PSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
During the six-month period ended September 30, 2022, Nextracker was allocated $3.2 million of general corporate expenses incurred by Flex. Of these expenses $2.1 million was included within selling, general and administrative expenses and $1.1 million was included in cost of sales in the condensed consolidated statements of operations and comprehensive income. An immaterial amount of general corporate expenses incurred by Flex was allocated to Nextracker during the six-month period ended September 29, 2023.
Risk management
Flex carries insurance for property, casualty, product liability matters, auto liability, and workers’ compensation and maintain excess policies to provide additional limits. Prior to the IPO, Nextracker paid a premium to Flex in exchange for the coverage provided. In fiscal year 2023, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided by Flex were reflected in the condensed consolidated statements of operations and comprehensive income and were immaterial for the six-month periods ended September 29, 2023, and September 30, 2022, respectively.
Cash management and financing
Prior to the IPO, Nextracker participated in Flex’ centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that were not historically cash settled were reflected in the condensed consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as these were deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the three- and six-month periods ended September 30, 2022:

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements

	Three-month ended	Six-month ended
(In thousands)	September 30, 2022	September 30, 2022
Corporate allocations (excluding stock-based compensation expense)	$38	$1,398
Transfer of operations to Nextracker (1)	39,858	43,087
Net cash pooling activities (2)	(2,441)	(11,349)
Income taxes	10,562	15,732
Net transfers from Parent	$48,017	$48,868
(1)Primarily represents certain international operations where related income and/or losses are included in Nextracker’s condensed consolidated statements of operations. Cash was also collected by the international operations on behalf of Nextracker, for which Nextracker and Flex do not intend to settle in the future. For the period presented, the balance includes the legal settlement paid by Flex on August 4, 2022 as further disclosed in the Company Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
(2)Primarily represents financing activities for cash pooling and capital transfers.
The cash balance reflected in the condensed consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO when Nextracker was a controlled entity of Flex, Nextracker's U.S. operations participated in the Flex cash pooling management programs intra-quarter; all outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the condensed consolidated statements of redeemable interest and stockholders' deficit /parent company equity (deficit), and the condensed consolidated statements of cash flows. Subsequent to the IPO, Nextracker has the option to participate in the Flex cash pooling management programs. As of March 31, 2023, the Company had $8.3 million of cash pool payable outstanding to Flex, which was a component of Due to related parties on the condensed consolidated balance sheet. During the three-month period ended September 29, 2023, the Company repaid such amounts to Flex, and no such cash pool payable is outstanding as of September 29, 2023.
Due to related parties relates to balances resulting from transactions between Nextracker and Flex subsidiaries that have historically been cash settled. Nextracker purchased certain components and services from other Flex affiliates of $26.9 million and $13.9 million for the three-month periods ended September 29, 2023, and September 30, 2022 respectively. Nextracker purchased certain components and services from other Flex affiliates of $56.5 million and $28.9 million for the six-month periods ended September 29, 2023, and September 30, 2022 respectively.
Flex also administers on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Additionally, the Company and Flex entered into an umbrella agreement (as disclosed in the Company’s annual report on Form 10-K for the year ended March31, 2023 ) that governs the terms, conditions and obligations of a strategic commercial relationship between Nextracker and Flex for the sale of Nextracker’s solar trackers in Brazil. As part of this arrangement, Flex acts as an agent for Nextracker, bills and collects on the Company’s behalf. Nextracker’s average due to related parties balance was $4.2 million and $42.9 million for the three-month periods ended September 29, 2023, and September 30, 2022, respectively. Nextracker had an average due from related parties balance of $1.6 million for the six-month periods ended September 29, 2023, compared to an average due to related parties balance of $37.2 million for the six-month periods ended September 30, 2022. All related cash flow activities were classified within net cash provided by operating activities in the condensed consolidated statement of cash flows.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
9.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for loss contingencies to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any such excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition. There were no additional accrual for loss contingencies during the three- and six-month periods ended September 29, 2023.
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
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented. For the three and six-month periods ended September 29, 2023, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to certain non-controlling interest in Nextracker LLC which is not taxable to Nextracker Inc. and its subsidiaries, partially offset by U.S. state and local income taxes and the jurisdictional mix of income between the U.S. and other operating jurisdictions. In addition, there was a change in accounting estimate related to the Tax Receivable Agreement which resulted in a discrete benefit of $6.7 million.

	Three-month periods ended		Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Income tax	3,999	11,076	13,100	16,776
Effective tax rates	4.7%	29.0%	8.3%	24.7%
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenue:
U.S.	$382,160	$311,423	$652,498	$580,813
Rest of the World	191,197	155,719	400,402	289,559
Total	$573,357	$467,142	$1,052,900	$870,372
The United States is the principal country of domicile.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
12.Subsequent events
On October 25, 2023, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”), by and among Flex, Nextracker, Yuma, and Yuma Acquisition Corp., a wholly-owned subsidiary of Nextracker, Flex delivered to Nextracker the Merger Notice (as defined in the Merger Agreement) exercising Flex’s right to effect the transactions contemplated by the Merger Agreement (the “Merger Transactions”). Concurrently, the Company filed a Registration Statement on Form S-4. The Company is currently assessing the Merger Transactions, which are not expected to have a material impact on its financial statements.
The Merger Transactions are subject to a number of conditions as set forth in the Merger Agreement, including the approval of Flex shareholders in accordance with Singapore law, and there is no assurance that any such conditions will be satisfied or waived. Accordingly, no assurance can be given that the Merger Transactions will in fact be completed. The Merger Transactions are currently expected to be completed in the Company’s fourth quarter ending March 31, 2024.

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
We have shipped approximately 85 GW of solar tracker systems as of September 29, 2023 to projects on six continents. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long- term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $1.1 billion for the six-month period ended September 29, 2023 and $1.9 billion in fiscal year 2023.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Six-month periods ended
(In thousands)	September 29, 2023		September 30, 2022		September 29, 2023		September 30, 2022
Revenue:	(Unaudited)
U.S.	$382,160	67%	$311,423	67%	$652,498	62%	$580,813	67%
Rest of the World	191,197	33%	155,719	33%	400,402	38%	289,559	33%
Total	$573,357		$467,142		$1,052,900		$870,372
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Customer A*	$14.9	$107.0	$40.5	$163.0
Customer G	$90.9	$25.1	$137.3	$52.9
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
The 2023 follow-on offering
See Note 5 in the notes to the condensed consolidated financial statements.
Flex's Planned Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the Merger Agreement. These spin-off transactions would be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution (the “Distribution”) of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which is a wholly-owned subsidiary of Flex that, directly or indirectly, holds all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition Corp., with Yuma surviving the merger as a wholly-owned subsidiary of us (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger will automatically convert into the right to receive a number of shares of our Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of our Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, to be undertaken shortly following the completion of the Merger.
Our separation from Flex pursuant to the Spin Transactions is currently expected to close in our fiscal fourth quarter ending March 31, 2024, but remains subject to a number of conditions, and no assurance can be given that the Spin Transactions will in fact occur.
See Note 12 in the notes to the condensed consolidated financial statements.
Basis of presentation
We have historically operated as part of Flex and not as a separate, publicly traded company throughout the period preceding the IPO. Our condensed consolidated financial statements for the period preceding our IPO were derived from Flex’s historical accounting records and are presented on a carve-out basis. All sales and costs as well as assets and liabilities directly associated with our business activity were included as a component of the condensed consolidated financial statements. For the period preceding the IPO, the condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Flex’s corporate office and allocations of related assets, liabilities and Flex’s investment, as applicable. The allocations were determined on what we believed to be a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had we been an entity that operated separately from Flex during the relevant full period presented. Further, the historical condensed consolidated financial statements that include results prior to the IPO may not be reflective of what our final position, results of operations, or cash flows will be as a public company. During the fourth quarter of fiscal year 2022, we entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide, or cause to be provided, certain services to us, which were previously included as part of the allocations from Flex. As consideration, we agreed to pay Flex the amount specified for each service as described in the TSA.
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
In connection with the IPO, we entered into a separation agreement with Flex which sets forth certain agreements between us and Flex regarding principal actions to be taken in connection with the separation of our business from the retained Flex businesses (the “Separation Agreement”). The Separation Agreement also sets forth other agreements that govern certain aspects of our relationship with Flex prior to and following the completion of the Merger.
•Transfer of Assets and Liabilities—Pursuant to the Separation Agreement, prior to our IPO, Flex transferred substantially all of the assets and liabilities comprising the legacy Nextracker business to us.
•Insurance Matters—We will continue to be covered under Flex’s existing insurance policies until such time as Flex and its affiliates hold 50% or less of our and our subsidiaries’ outstanding capital stock (such as will occur following the Spin Transactions), subject to certain exceptions. In connection with the Spin Transactions, we will arrange for our own insurance policies and will no longer seek benefit from any of Flex’s or its affiliates’ insurance policies that may provide coverage for claims relating to our business prior to the date on which we obtain our own insurance coverage.
•Transition Services Agreement—We and the LLC entered into a transition services agreement with Flextronics International USA, Inc. ("FIUI"), pursuant to which FIUI and its subsidiaries agreed to provide us and our subsidiaries with various services.
•Brazil operations—We, the LLC, Flex and an affiliate of Flex entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between us and Flex for the sale of our solar trackers in Brazil. The Umbrella Agreement is expected to remain in effect in accordance with its terms following the Spin Transactions.
•Employee Matters Agreement— We and Nextracker LLC entered into an employee matters agreement with Flex that governs Nextracker’s and Flex’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocates liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Under the terms of the employee matters agreement, at the time of the completion of the Spin Transactions, we will assume outstanding options, RSUs and PSUs granted to our employees pursuant to Flex’s 2017 Equity Incentive Plan (or other applicable equity incentive plan of Flex), which will be converted into options, RSUs and PSUs to purchase or receive an adjusted number of shares of Class A common stock pursuant to the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (“LTIP”) (or other applicable equity incentive plan of Nextracker). The term of the employee matters agreement is indefinite and may only be terminated or amended with the prior written consent of both us and Flex, and is expected to remain in effect in accordance with its terms following the Spin Transactions.
•Tax Matters Agreement—Immediately prior to the Distribution, we, Flex and Yuma will enter into a tax matters agreement (the “Tax Matters Agreement”) which will govern the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distribution and the Mergers), tax attributes, tax returns, tax contests and certain other matters.
Following the completion of the Spin Transactions, (i) Yuma will no longer be an indirect wholly-owned subsidiary of Flex and will be a direct wholly-owned subsidiary of us and (ii) Flex will no longer directly or indirectly hold any shares of our common stock or any securities convertible into or exchangeable for our common stock, and we will no longer be a “controlled company” within the meaning of the rules of Nasdaq.
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
Non-operating expenses
Income tax expense
Our taxable income is primarily from the allocation of taxable income from the LLC. The provision for income taxes primarily represents the LLC’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. The LLC owns 100% of all foreign subsidiaries for which the LLC has marked them as disregarded entities for U.S. income tax purposes. We expect to receive a tax benefit for foreign tax credits in the United States for our distributive shares of the foreign tax paid.

RESULTS OF OPERATIONS

	Three-month periods ended			Six-month periods ended
(In thousands, except percentages) (Unaudited)	September 29, 2023	September 30, 2022	% change	September 29, 2023	September 30, 2022	% change
Condensed Statement of Operations and Comprehensive Income Data:
Revenue	$573,357	$467,142	23%	$1,052,900	$870,372	21%
Cost of sales	424,247	402,603	5	790,046	755,970	5
Gross profit	149,110	64,539	131	262,854	114,402	130
Selling, general and administrative expenses	47,872	20,745	131	82,107	36,862	123
Research and development	7,146	4,322	65	12,775	8,299	54
Operating income	94,092	39,472	138	167,972	69,241	143
Interest and other expense, net	8,684	1,309	563	9,818	1,248	687
Income before income taxes	85,408	38,163	124	158,154	67,993	133
Provision for income taxes	3,999	11,076	(64)	13,100	16,776	(22)
Net income and comprehensive income	$81,409	$27,087	201%	$145,054	$51,217	183%
Non-GAAP measures
We present Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow as supplemental measures of our performance and, with respect to Adjusted free cash flow, as a supplemental measure of our liquidity. We define Non-GAAP gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Non-GAAP operating income as operating income plus stock-based compensation expense and intangible amortization. We define Non-GAAP net income as net income (loss) plus stock-based compensation expense, intangible amortization, and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, and (vi) certain nonrecurring legal costs and other discrete events as applicable. We define Non-GAAP gross margin as the percentage derived from Non-GAAP gross profit divided by revenue. We define Adjusted EBITDA Margin as the percentage derived from Adjusted EBITDA divided by revenue. We define Adjusted free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment plus proceeds from the disposition of property and equipment.
Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow as factors in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.
Among other limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow do not reflect our cash expenditures or future capital expenditures or contractual commitments (including under the Tax Receivable Agreement), do not reflect the impact of certain cash or non-cash charges resulting from matters we consider not to be indicative of our ongoing operations and do not reflect the associated income tax expense or benefit related to those charges. In addition, other companies in our industry may calculate Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow differently from us, which further limits their usefulness as comparative measures.
Because of these limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP financial measures on a supplemental basis. You should review the reconciliation to the most directly comparable GAAP measure of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow below and not rely on any single financial measure to evaluate our business.

	Three-month periods ended		Six-month periods ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Other Financial Information:
Non-GAAP gross profit	$152,417	$64,946	$268,150	$115,282
Non-GAAP operating income	112,370	42,299	194,954	73,614
Non-GAAP net income	96,031	29,045	167,155	53,800
Adjusted EBITDA	110,198	41,724	194,051	73,764
Net income (% of revenue)	14.2%	5.8%	13.8%	5.9%
Non-GAAP gross margin	26.6%	13.9%	25.5%	13.2%
Adjusted EBITDA (% of revenue)	19.2%	8.9%	18.4%	8.5%
Adjusted free cash flow	26,198	48,783	251,271	51,150
The following table provides a reconciliation of Non-GAAP gross profit to gross profit, Non-GAAP operating income to operating income, Non-GAAP net income to net income, Adjusted EBITDA to net income, and Adjusted free cash flow to net cash provided by operating activities for each period presented. The Non-GAAP measures presented in the table are inclusive of redeemable non-controlling interests.

	Three-month periods ended		Six-month periods ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Reconciliation of GAAP to Non-GAAP Financial Measures:	(Unaudited)
GAAP gross profit	$149,110	$64,539	$262,854	$114,402
Stock-based compensation expense	3,245	345	5,171	755
Intangible amortization	62	62	125	125
Non-GAAP gross profit	$152,417	$64,946	$268,150	$115,282
GAAP operating income	$94,092	$39,472	$167,972	$69,241
Stock-based compensation expense	18,216	845	26,857	1,850
Intangible amortization	62	541	125	1,082
Legal costs (1)	—	1,528	—	1,528
Other	—	(87)	—	(87)
Non-GAAP operating income	$112,370	$42,299	$194,954	$73,614
GAAP net income	$81,409	$27,087	$145,054	$51,217
Stock-based compensation expense	18,216	845	26,857	1,850
Intangible amortization	62	541	125	1,082
Adjustment for taxes	(3,656)	(869)	(4,881)	(1,790)
Legal costs (1)	—	1,528	—	1,528
Other	—	(87)	—	(87)
Non-GAAP net income	$96,031	$29,045	$167,155	$53,800
GAAP Net income	$81,409	$27,087	$145,054	$51,217
Interest, net	(86)	(101)	1,334	(165)
Provision for income taxes	3,999	11,076	13,100	16,776
Depreciation expense	912	835	1,895	1,563
Intangible amortization	62	541	125	1,082
Stock-based compensation expense	18,216	845	26,857	1,850
Legal costs (1)	—	1,528	—	1,528
Other	5,686	(87)	5,686	(87)
Adjusted EBITDA	$110,198	$41,724	$194,051	$73,764
Net income (% of revenue)	14.2%	5.8%	13.8%	5.9%
Non-GAAP gross margin	26.6%	13.9%	25.5%	13.2%
Adjusted EBITDA (% of revenue)	19.2%	8.9%	18.4%	8.5%

Net cash provided by operating activities	$26,910	$49,667	$252,677	$52,461
Purchase of property and equipment	(712)	(908)	(1,406)	(1,335)
Proceeds from the disposition of property and equipment	—	24	—	24
Adjusted free cash flow	$26,198	$48,783	$251,271	$51,150
(1) Represents additional charges incurred in the three and six-month periods ended September 30, 2022, in relation to the litigation with Array Technologies, Inc (“ATI”), as further described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The estimated net settlement and direct legal costs in aggregate were excluded from the Company’s Non-GAAP income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of the Company’s business strategies.

The data below, and discussion that follows, represent our results from operations.
Comparison of the three-month periods ended September 29, 2023 and September 30, 2022
Revenue
Revenue increased by $106.2 million, or 23%, for the three-month period ended September 29, 2023 compared to the three-month period ended September 30, 2022. The increase was mainly driven by a 33% increase in gigawatts delivered, especially in the U.S. primarily due to increased demand and projects progressing on schedule. Revenue in the U.S. increased $70.7 million or 23% for the three-month period ended September 29, 2023 compared to the three-month period ended September 30, 2022, while also increasing $35.5 million or 23% in the Rest of the World during the same period. The growth from the Rest of the World was driven by increased sales in Europe, Australia and India.
Cost of sales and gross profit
Cost of sales increased by $21.6 million, or 5%, for the three-month period ended September 29, 2023 compared to the three-month period ended September 30, 2022 primarily due to the increase in sales noted above.
Gross profit increased by $84.6 million, or 131%, for the three-month period ended September 29, 2023, compared to the three-month period ended September 30, 2022, primarily resulting from structural enhancements that have been implemented in the business that have improved our overall margin structure. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistics costs, across our customer base and regions we serve are the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material and provides flexibility servicing our customers. As a result of our continued multiyear transformation, we significantly reduced freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by over 1000 basis points for the three-month period ended September 29, 2023 compared to the three-month period ended September 30, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses was approximately $47.9 million, or 8% of revenue during the three-month period ended September 29, 2023, increasing $27.1 million from approximately $20.7 million, or 4.4% of revenue during the three-month period ended September 30, 2022. The increase was primarily the result an increase in stock-based compensation expense of $14.5 million incurred in conjunction with our 2022 equity incentive plan, incremental costs related to our continued expansion of our sales organization in line with the growth in the global market, and due to the growth of our supporting functions as a public company.
Research and development
Research and development expenses increased $2.8 million, or 65%, to $7.1 million for the three-month period ended September 29, 2023 from approximately $4.3 million in the three-month period ended September 30, 2022 as a result of our commitment to product innovation and development including software enhancements through additional headcount.
Provision for income tax
Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in the three-month period ended September 29, 2023 and September 30, 2022. For the three-month period ended September 29, 2023 and September 30, 2022, we recorded total income tax expense of $4.0 million and $11.1 million, respectively, which reflected consolidated effective income tax rates of 5% and 29%, respectively. The decrease in our effective tax rate is mostly due to certain non-controlling interest in Nextracker LLC that is not taxable to Nextracker Inc. and its subsidiaries. In addition, there was a change in accounting estimate related to the Tax Receivable Agreement which provided us additional tax benefits in the amount of $6.7 million.
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
Comparison of the six-month periods ended September 29, 2023 and September 30, 2022
Revenue
Revenue increased by $182.5 million, or 21%, for the six-month period ended September 29, 2023 compared to the six-month period ended September 30, 2022. The increase was mainly driven by a 30% increase in gigawatts delivered due to increased demand offset by slightly lower sales price due to the decline in logistics costs. Revenue in the U.S. increased $71.7 million or 12% for the six-month period ended September 29, 2023 compared to the six-month period ended September 30, 2022, while also increasing $110.8 million or 38% in the Rest of the World during the same period. The growth from the Rest of the World was driven primarily from larger projects in Brazil, our largest market, and increased sales in Europe, Australia, Canada and India.
Cost of sales and gross profit
Cost of sales increased by $34.1 million, or 5%, for the six-month period ended September 29, 2023 compared to the six-month period ended September 30, 2022 primarily due to the increase in sales noted above.
Gross profit increased by $148.5 million, or 130%, for the six-month period ended September 29, 2023 compared to the six-month period ended September 30, 2022 primarily resulting from structural enhancements that have been implemented in the business that have improved our overall margin structure. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistic costs, across our customer base and regions we serve are the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material and provides flexibility servicing our customers. As a result of our continued multiyear transformation, we significantly reduced freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by over 1000 basis points for the six-month period ended September 29, 2023 compared to the six-month period ended September 30, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses was approximately $82.1 million, or 7.8% of revenue during the six-month period ended September 29, 2023, increasing $45.2 million from approximately $36.9 million, or 4.2% of revenue during the six-month period ended September 30, 2022. The increase was primarily the result an increase in stock-based compensation expense of $20.6 million incurred in conjunction with our 2022 equity incentive plan, incremental costs related to our continued expansion of our sales organization in line with the growth in the global market, and due to the growth of our supporting functions as a public company.
Research and development
Research and development expenses increased $4.5 million, or 54%, to $12.8 million for the six-month period ended September 29, 2023 from approximately $8.3 million in the six-month period ended September 30, 2022 as a result of our commitment to product innovation and development including software enhancements through additional headcount.

Provision for income tax
Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in the six-month periods ended September 29, 2023 and September 30, 2022. For the six-month periods ended September 29, 2023 and September 30, 2022, we recorded total income tax expense of $13.1 million and $16.8 million, respectively, which reflected consolidated effective income tax rates of 8% and 25%, respectively. The decrease in our effective tax rate is mostly due to certain non-controlling interest in Nextracker LLC that is not taxable to Nextracker Inc. and its subsidiaries. In addition, there was a change in accounting estimate related to the Tax Receivable Agreement which provided us additional tax benefits in the amount of $6.7 million.
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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 7.27% (SOFR rate of 5.42% plus a margin of 1.85%) as of September 29, 2023.
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of September 29, 2023, we were in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.
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

Cash Flows Analysis

	Six-month periods ended
(In thousands)	September 29, 2023	September 30, 2022
	(Unaudited)
Net cash provided by operating activities	$252,677	$52,461
Net cash used in investing activities	(1,406)	(1,311)
Net cash provided by (used in) financing activities	(8,361)	3,989
Six-month period ended September 29, 2023
Net cash provided by operating activities was $252.7 million during the six-month period ended September 29, 2023. Total cash provided during the period was driven by net income of $145.1 million adjusted for non-cash charges of approximately $2.0 million primarily related to depreciation and amortization. Cash from net income was increased by the overall decrease in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an inflow of approximately $105.6 million. Accounts payable increased approximately $191.4 million partially associated with timing and increase in our payment cycles. Deferred revenue increased approximately $82.1 million driven primarily by increased deposits on higher bookings during the quarter. Offsetting the cash inflows were increases in accounts receivable and contract assets in aggregate of approximately $82.3 million during six-month period ended September 29, 2023, resulting from shorter billing and collection periods and lower sequential revenue, and increases in inventories of approximately $58.2 million due to strong demand. Other net assets increased approximately $99.2 million driven by advance payments to suppliers to secure product with longer lead times and drive growth of our U.S. manufacturing footprint.
Net cash used in investing activities was $1.4 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $8.4 million resulting from our repayment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable is outstanding as of September 29, 2023.
Six-month period ended September 30, 2022
Net cash provided by operating activities was $52.5 million during the six-month period ended September 30, 2022. Total cash provided during the period was driven by net income of $51.2 million adjusted for non-cash charges of approximately $2.6 million related to depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital and other net account, resulting in outflow of approximately $1.4 million. Accounts receivable and contract assets in aggregate increased approximately $104.8 million during the six-month period ended September 30, 2022, resulting from longer billing periods. Inventory increased by $67.8 million and other assets increased by $46.0 million primarily due to advance payments to suppliers to secure product with longer lead times, continued logistics constraints and increased operations. Offsetting the cash outflows were increases in deferred revenue of approximately $82.6 million, primarily resulting from upfront funding of new contracts, and increases in account payable of approximately $88.9 million directly associated with the increased inventory level.
Net cash used in investing activities was approximately $1.3 million and directly attributable to the purchase of property and equipment.
Net cash provided by financing activities was $4.0 million resulting from net cash transfers from Flex primarily pursuant to the centralized cash management function performed by Flex.

Cash management and financing
Prior to the IPO we were historically participating in a centralized cash management program administered by Flex; disbursements were independently managed by us. The cash balance reflected in the consolidated balance sheets as of September 29, 2023 and March 31, 2023 consists of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. Nextracker has participated in the Flex cash pooling management programs intra-quarter during our fiscal year 2023; this was discontinued as of April 1, 2023. In the absence of the cash pooling program, we expect our credit facilities and our cash position to provide adequate liquidity for our business. We have a total liquidity of $873 million as of September 29, 2023, of which $500 million is related to unutilized amounts under our RCF and $373 million is related to our cash and cash equivalents balance as of September 29, 2023.
Contractual obligations and commitments
Information regarding our Credit Facilities, debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of September 29, 2023.
Off-Balance sheet arrangements
We did not have any off-balance sheet arrangements as of September 29, 2023.
Recently adopted accounting pronouncements
See Note 2 "Summary of accounting policies - Recently issued accounting pronouncement" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had no outstanding indebtedness for borrowed money as of September 29, 2023.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 29, 2023 as compared to the fiscal year ended March 31, 2023.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Customer A*	**	22.9%	**	18.7%
Customer G	15.9%	**	13.0%	**
Top five largest customers	46.3%	51.8%	38.4%	40.9%
*    SOLV Energy
**     Percentages below 10%
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
The following table sets forth the total accounts receivable, net of allowance for doubtful accounts and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable, net of allowance and contract assets, from our top five customers by percentage during the periods included below:

	As of
	September 29, 2023	March 31, 2023
	(Unaudited)
Customer A*	**	15.2%
Customer F	12.6%	14.0%
Customer G	11.3%	**
Top five largest customers	44.9%	43.5%
*    SOLV Energy
**     Percentages below 10%
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
Based on our overall currency rate exposures as of September 29, 2023 and March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-

functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Based on the results of its evaluation, management concluded that our disclosure controls and procedures were effective as of September 29, 2023.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our business and our ability to execute our ability to execute our strategy are subject to many risks. These risks and uncertainties include, but are not limited to, the following:
Summary of Risk Factors
•The demand for solar energy and, in turn, our products is impacted by many factors outside of our control, and if such demand does not continue to grow or grows at a slower rate than we anticipate, our business and prospects will suffer.

•Competitive pressures within our industry may harm our business, revenues, results of operations, financial condition and prospects.
•We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions, which could materially and adversely affect the demand for and the average selling price of our products and services.
•Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.
•The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
•We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.
•Economic, political and market conditions can adversely affect our business, financial condition and results of operations.
•Changes in the global trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and have an adverse material effect on our business, financial conditions and results of operations.
•A widespread pandemic could have a material and adverse effect on our business, results of operations and financial condition.
•A further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it more difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.
•A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations and cash flows.
•Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
•We may experience delays, disruptions or quality control problems in our product development operations.
•Our business is subject to the risks of severe weather events, natural disasters and other catastrophic events.
•Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
•Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that could significantly reduce demand for our products or harm our ability to compete.

•A drop in the price of electricity sold may harm our business, financial condition and results of operations.
•Technological advances in the solar components industry could render our systems uncompetitive or obsolete.
•If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property, our business and results of operations could be materially harmed.
•Flex continues to control the direction of our business, and the concentrated ownership of our common stock may prevent you and other stockholders from influencing significant decisions.
•We are required to pay others for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.
•Our indebtedness could adversely affect our financial flexibility and our competitive position.
Investing in our Class A common stock involves a high degree of risk. If any of the following risks occur, it could have a material adverse effect on our business, financial condition, results of operations or prospects. Risks that are not presently known to us or that we do not currently consider material could also have a material adverse effect on our business, financial condition and results of operations. If any of these or the following risks occur, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Some statements in this Quarterly Report, including statements in the following risk factors, constitute forward-looking statements.
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
Our future success depends on continued demand for utility-scale solar energy. Solar energy is a rapidly evolving and competitive market that has experienced substantial changes in recent years, and we cannot be certain that EPCs, developers, owners and operators of solar projects will remain active in the market or that new potential customers will pursue solar energy as an energy source at levels sufficient to grow our business. The demand for solar energy, and in turn, our products, may be affected by many factors outside of our control, including:
•availability, scale and scope of government subsidies, government incentives and financing sources to support the development and commercialization of solar energy solutions;
•levels of investment by project developers and owners of solar energy products, which tend to decrease when economic growth slows;
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products;
•local, state and federal permitting and other regulatory requirements related to environmental, land use and transmission issues, each of which can significantly impact the feasibility and timelines for solar projects;
•technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid;
•the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips; and
•regional, national or global macroeconomic trends, which could affect the demand for new energy resources.

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
The IRA made significant changes to the incentives available to solar energy projects. As a result of changes made by the IRA, United States taxpayers will be entitled to a 30% investment tax credit (“ITC”) for certain qualifying projects placed in service after 2021 and increased further to 40% for projects placed in service after 2022 that satisfy certain “domestic content” requirements. For projects placed in service after 2022, these credit amounts are subject to an 80% reduction if the project (1) does not satisfy prevailing wage and apprenticeship requirements, (2) has a maximum net output that is greater than or equal to 1 megawatt of electrical (as measured in alternating current) or thermal energy and (3) begins construction on or after January 29, 2023 (the date that is 60 days after the IRS released guidance relating to the prevailing wage and apprenticeship requirements). In addition, certain other incremental credits are potentially available for projects or facilities located in “energy communities” or “low-income communities” or that are part of “low-income economic benefit projects” or “low-income residential building projects.”
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
As a result of changes made by the IRA, United States taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025, that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount 2.6 cents per kilowatt hour for calendar year 2022, assuming the prevailing wage and apprenticeship requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied. Certain additional incremental PTCs are also available similar to the incremental ITCs described above.
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
While these changes are intended to encourage investments in new solar projects, the impact these changes will have on our results of operations is unclear. For example, if we are unable to meet the domestic content requirements necessary for customers using our tracker products to qualify for the incremental domestic content bonus credit and our competitors are able to do so, we might experience a decline in sales for U.S. projects. While the Treasury Department’s recent Notice 2023-38 includes significant clarifications with respect to domestic content requirements, including their applicability to and treatment of photovoltaic trackers, additional further clarifying communications from the Treasury Department may be forthcoming. Moreover, the response from the solar industry, including any domestic content requirements our customers may impose on us to receive orders, as a result of the IRA and Notice 2023-38 remains uncertain. In addition, the timing and nature of the Treasury Department’s eventual proposed and final implementing regulations which are expected to supersede Notice 2023-38 remains uncertain. We may not have an adequate supply of tracker products satisfying the domestic content requirements set forth in the IRA, Notice 2023-38 and/or future implementing regulations to meet customer demand. In addition, compliance with these requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.
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
Other events that could also cause disruptions to our supply chain include:
•the imposition of additional duties, tariffs and other charges or quotas on imports and exports, or other trade law provisions or regulations;
•continued or renewed instability in the global supply of any of our key components, including a shortage of semiconductor chips, which has and could continue to impact the timely receipt of our self-powered controller;
•foreign currency fluctuations;
•inflationary pressure and its impact on labor, commodities, fuel prices and other key tracker components and materials;
•natural disasters, severe weather, political instability, war, terrorist attacks, social unrest and economic instability in the regions in which our suppliers are located, or through which our components and materials travel;
•public health issues and epidemic diseases, such as the COVID-19 pandemic, and their effects (including measures taken by governmental authorities in response to their effects);
•theft or other loss;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of suppliers; and
•significant labor disputes, strikes, work stoppages or boycotts.
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
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Israel-Hamas conflict, continued inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Israel-Hamas conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us, which could have a material adverse effect on our business, financial condition and results of operations.
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
On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated anti-circumvention inquiries of the U.S. antidumping and countervailing duty orders on crystalline silicon PV (“CSPV”) solar cells and modules from China (“Solar 1 Orders”) covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. Commerce issued preliminary determinations in these inquiries on December 2, 2022, affirmatively finding that certain CSPV solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers/exporters, are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. Commerce instructed U.S. Customs and Border Protection to suspend liquidation and collect cash deposits for entries entered on or after April 1, 2022. Commerce issued its final determination on August 18, 2023. It is not anticipated that the determination will have an immediate impact on the border.
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
The impact on our business of a resurgence of the COVID-19 pandemic or the occurrence of another pandemic could in the future include:
•disruptions to our suppliers’ manufacturing facilities;
•disruptions to ports and other shipping infrastructure;
•other disruptions to our supply chain generally;
•disruptions caused by supplier, subcontractor and Nextracker labor availability, worker absenteeism and quarantines;
•shortages of medical equipment (such as medical test kits and personal protection equipment for employees);
•other disruptions to our ground operations at project sites;
•office, factory, warehouse and other location closures;
•local, regional or global logistics issues causing significant delays in our deliveries to our customers; and
•other travel or health-related restrictions disrupting our ability to conduct our business or market our products.
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
FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. For example, on July 28, 2023 FERC issued a final rule, designated as Order No. 2023, to reform procedures and agreements that electric transmission providers use to integrate new generating facilities into the existing transmission system. The outcome of this final rule on our business, financial condition and results of operations is uncertain.
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
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects, make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of many factors, including but not limited to:
•construction of a significant number of new, lower-cost power generation plants;

•relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;
•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand, including from energy conservation technologies, public initiatives to reduce electricity consumption or a reduction in economic activity due to a localized or macroeconomic downturn;
•development of smart-grid technologies that lower the peak energy requirements;
•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.
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
We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in numerous countries across the world, including in the United States, Europe and China, and have received 91 patents in the United States and 142 foreign patents as of September 29, 2023. Our U.S. issued patents are scheduled to expire between 2029 and 2041. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subject to attacks on ownership, validity, enforceability or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position.
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
Cybersecurity attacks designed to gain access to personal, sensitive or confidential information data or disrupt operations are constantly evolving, and high profile cybersecurity breaches leading to unauthorized disclosure of confidential information, including trade secrets, as well as breaches of personal data, have occurred recently at a number of major U.S. companies, including in the energy, manufacturing and technology sectors. Our or our third- party vendors’ computer systems are potentially vulnerable to cyber incidents and attacks, including malicious intrusion, ransomware attacks, and other system disruptions cause by unauthorized third parties. Attempts by computer hackers or other unauthorized third parties to penetrate or otherwise gain access to our websites, computer systems or the systems of third parties with which we do business may result in the misappropriation, corruption, unavailability, loss of data assets or business interruption. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. In addition, our employees, contractors or third parties with which we do business or to which we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and data and may purposefully or inadvertently cause a breach or other compromise involving such information and data. We increasingly rely on commercially available systems, software, sensors, tools (including encryption technology) and monitoring to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite advances in security hardware, software and encryption technologies, and our own information security program and safeguards, there is no guarantee that our defenses and cybersecurity program will be adequate to safeguard against all data security breaches, cybersecurity attacks, misappropriation of confidential information or misuses of personal data. Moreover, because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. We may also experience security breaches and other incidents that may remain undetected for an extended period and therefore may have a greater impact on our products and the networks and systems used in our business.
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
As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. These disclosure rules will take effect for us in May 2025. We may have to investigate and publicly disclose whether the products we sell contain conflict minerals and could incur significant costs related to implementing a process that will meet these requirements. Additionally, customers rely on us to provide critical data regarding the products they purchase and will likely request conflict mineral information. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the minerals used in the products we sell. We have many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of conflict minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide conflict free products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.
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
Risks related to the Transactions and our relationship with Flex
We have only operated as a separate, publicly traded company since the IPO, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Our historical financial information included in this Quarterly Report is derived from the consolidated financial statements and accounting records of Flex until February 8, 2023 (the “IPO date”). The audited financial statements included in the Form 10-K reflect our operations as a separate, publicly traded company only since the IPO date, which is less than one fiscal year. In addition, under applicable accounting rules, we were required to reflect certain costs associated with being a public company in the post-IPO period of 2023 as opposed to over the entire fiscal year. Accordingly, the historical financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Prior to the Transactions, our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company. Flex or one of its affiliates performed various business functions for us such as legal, finance, treasury, accounting, auditing, tax, human resources, investor relations, corporate affairs, compliance support, logistics and bonding support, procurement and planning services, as well as the provision of leased facilities and business software and IT systems. For periods prior to the IPO, our historical financial results reflect allocations of corporate expenses from Flex or autonomous entity adjustments for such functions and may be different than the expenses we would have incurred had we operated as a separate publicly traded company for such periods. Our cost related to such functions may therefore increase relative to costs prior to the IPO date.
•Historically, certain aspects of our business have been integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition relative to periods prior to the IPO. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.
•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of Flex. In connection with the Transactions, we incurred a substantial amount of indebtedness in the form of senior credit facilities comprised of (i) a term loan in an aggregate principal amount of $150.0 million, and (ii) the 2023 Credit Agreement (defined elsewhere in this Quarterly Report). See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities” included elsewhere in this Quarterly

Report. In addition, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
•Our cost of capital for our businesses may be higher than Flex’s cost of capital prior to the IPO.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Flex. For additional information about the past financial performance of our businesses and the basis of presentation of the historical combined financial statements of our businesses, refer to the notes to the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.
As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of Flex.
After separating from Flex, we have become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current Flex organizational structure. As part of Flex, we were able to enjoy certain benefits from Flex’s creditworthiness, purchasing power and operating diversity, such as our business in Brazil that we operate indirectly through Flex or its subsidiaries. As a separate, publicly traded company, we generally do not have similar benefits provided by Flex. Additionally, as part of Flex, we were able to leverage the Flex historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As a separate, publicly traded company, we do not have the same historical market reputation and performance or brand identity as Flex and it may be more difficult for us to recruit or retain such key personnel.
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
As of September 29, 2023 Flex, directly or indirectly through Yuma and Yuma Sub, owns 74,432,619 shares of our Class B common stock, representing approximately 51.45% of the total outstanding shares of our common stock. As long as Flex beneficially owns a majority of the total outstanding shares of our common stock, it will generally be able to determine the outcome of all corporate actions requiring stockholder approval, including the election and removal of directors. If Flex does not sell or otherwise dispose of its shares of our common stock, it will remain our controlling stockholder indefinitely.
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
Flex’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Our other stockholders will not be able to affect the outcome of any stockholder vote while Flex controls the majority of the total outstanding shares of our common stock. As a result, Flex will be able to control, directly or indirectly and subject to applicable law, all matters affecting us, including, but not limited to, the following:
•any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•any determinations with respect to mergers, business combinations or disposition of assets;
•our financing and dividend policy;
•compensation and benefit programs and other human resources policy decisions;
•termination of, changes to or determinations under our agreements with Flex relating to the Transactions;
•changes to any other agreements that may adversely affect us;
•the payment of dividends on our Class A common stock; and
•determinations with respect to our tax returns.
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
Flex currently owns a controlling equity interest in our Company via its retained majority beneficial interest in the LLC and ownership of our Class B common stock. Flex has the ability, should it choose to do so, to sell some or all of its retained beneficial interest in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our Company.
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
As of September 29, 2023 Flex, directly or indirectly through Yuma and Yuma Sub, owns 74,432,619 shares of our Class B common stock, representing approximately 51.45% of the total outstanding shares of our common stock. The liquidity of shares of our Class A common stock in the market may be constrained for as long as Flex continues to hold a significant position in our common stock. A lack of liquidity in our Class A common stock could depress the price of our Class A common stock.
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of September 29, 2023 Flex, directly or indirectly through Yuma and Yuma Sub, owns 74,432,619 shares of our Class B common stock, representing approximately 51.45% of the total outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the total voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our board of directors consist of independent directors;
•the requirement that our Nominating, Governance and Corporate Responsibility Committee (“NG&PRC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate;
•the requirement that our Compensation and People Committee (“CPC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our NG&PRC and CPC.
At present, a majority of the directors on our board are not independent. In addition, our NG&PRC, CPC and Audit Committee do not consist entirely of independent directors. As required by the applicable requirements of Nasdaq, our Audit Committee will consist entirely of independent directors within one year of the completion of the IPO. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
Flex may compete with us.
Flex is not restricted from competing with us. If Flex in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.
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
We may not be able to achieve the full strategic and financial benefits expected to result from being a separate, publicly traded company, or such benefits may be delayed or not occur at all. Being a separate, publicly traded company is expected to provide the following benefits, among others:
•Allows investors to separately value Flex and us based on their distinct investment identities. Our business fundamentally differs from Flex’s other businesses in several respects, as Flex’s primary focus is contract manufacturing for multiple industries in contrast to our focus on selling proprietary products for utility-scale solar power plants. Being a separate, publicly traded company enables investors to evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their distinct characteristics.
•Allows us and Flex to more effectively pursue our and Flex’s distinct operating priorities and strategies and enables management of both companies to focus on unique opportunities for long-term growth and profitability. For example, while our management is able to focus exclusively on our businesses, the management of Flex will be able to grow its businesses. Our and Flex’s separate management teams are also able to focus on executing the companies’ differing strategic plans without diverting attention from the other businesses.
•Permits each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital, providing each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs.
•Creates an independent equity structure that affords us direct access to the capital markets and facilitates our ability to capitalize on our unique growth opportunities.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•As previously part of Flex, our businesses benefited from Flex’s size and purchasing power in procuring certain goods and services. As a separate, publicly traded company, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable as those Flex obtained prior to the separation. We may also incur costs for certain business functions previously performed by Flex that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.
•The actions required to separate our and Flex’s respective businesses will require significant amounts of our management’s time and effort, which could disrupt our operations.
•Certain costs and liabilities that were otherwise less significant to Flex as a whole are more significant for us and Flex as separate companies.
•We have incurred costs in connection with the transition to being a separate, publicly traded company that include additional personnel costs, corporate governance costs (including director and officer insurance costs) and audit, consulting, legal and other professional services fees.
•As a separate, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than if we were still fully integrated with Flex.
•Our businesses are less diversified than Flex’s combined businesses prior to the separation.
If we fail to achieve some or all of the benefits expected to result from being a publicly traded company, or if such benefits are delayed, our businesses, financial condition and results of operations could be materially and adversely affected.
We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Flex.
The agreements we have entered into with Flex and certain of its subsidiaries in connection with the separation, including the separation agreement, TSA, employee matters agreement, merger agreement, Tax Matters Agreement, Tax Receivable Agreement, registration rights agreement and certain commercial agreements were prepared in the context of our separation from Flex while we were still a subsidiary of Flex.
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
The separation agreement and other agreements that were entered into in connection with the Transactions determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include related indemnifications related to liabilities and obligations. The TSA we entered into with Flex provides for the performance of certain services by each company for the benefit of the other for a period of time after the separation. We have relied and will continue to rely on Flex to satisfy its performance and payment obligations under these agreements. If Flex is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Flex currently provides to us.
However, we may not be successful in implementing these systems and services or in transitioning data from Flex’s systems to us.
In addition, this process is complex, time-consuming and costly. We are also establishing or expanding our own corporate and business functions to be separate from Flex. We expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Flex historically provided us prior to the separation. Any failure or significant downtime in our own financial, administrative or other support systems or in the Flex financial, administrative or other support systems during the transitional period when Flex provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.
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
We are a holding company and our principal asset is our LLC common units in the LLC, and accordingly we are dependent upon distributions from the LLC to pay taxes and other expenses.
We are a holding company and, as a result of the Transactions and the IPO, our principal asset is our ownership of the LLC. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC common units, including us. We had no operations prior to the Transactions and had no independent means of generating revenue. As the managing member of the LLC, we intend to cause the LLC to make distributions to us in amounts sufficient to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. Distributions will generally be made on a pro rata basis among us and the other holders of its LLC common units. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.

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
In certain circumstances, the LLC will be required to make distributions to us and the other holders of its LLC common units, and the distributions that the LLC will be required to make may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement.

As noted above, the LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC common units, including us. We anticipate that, pursuant to the tax rules under the Code and the regulations thereunder, in many instances these allocations of taxable income will not be made on a pro rata basis.

Notwithstanding that, pursuant to the LLC Agreement, the LLC generally is required from time to time to make pro rata cash distributions, or tax distributions, to the holders of LLC common units to help each of the holders of the LLC common units to pay taxes on such holder’s allocable share of taxable income of the LLC. As a result of potential non pro rata allocations of net taxable income allocable to us and the other holders of its LLC common units, and the favorable tax benefits that we anticipate receiving from the IPO, the Follow-on, and certain related transactions, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to the LLC, the existing owners of the LLC would benefit from any value attributable to such accumulated cash balances as a result of an exchange of their LLC common units and corresponding shares of Class B common stock under the Exchange Agreement.
We are required to pay others for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.
We expect that the IPO, the Follow-on and certain related transactions will produce tax benefits for us. We used all of the net proceeds from the IPO to purchase LLC common units from Yuma and we used all of the net proceeds from the Follow-on to purchase LLC common units from Yuma and TPG. Additionally, we may be required from time to time to acquire additional LLC common units together with a corresponding number of shares of our Class B common stock in exchange for our Class A common stock (or cash) pursuant to the Exchange Agreement. See Note 5 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect that basis adjustments resulting from these transactions, if they occur, among other tax benefits resulting from the Transactions, will reduce the amount of income tax we would otherwise be required to pay in the future.
We entered into a Tax Receivable Agreement with the LLC, Yuma, Yuma Sub, TPG and the TPG Affiliates in connection with our IPO. The Tax Receivable Agreement provides for the payment by us to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the Follow-on or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings we will be deemed to realize associated with the tax benefits described above would aggregate to approximately $530.8 million over 20 years from October 25, 2023 based on the public offering price of $40.16 per share of our Class A common stock, which was the last reported sale price of our Class A common stock on the Nasdaq Global Select Market on September 29, 2023, and assuming all future exchanges of LLC common units occurred September 29, 2023. Under such scenario we would be required to pay the owners of LLC common units approximately 85% of such amount, or $451.2 million, over the 20-year period from September 29, 2023, and the yearly payments over that time would range between approximately $37.9 to $0.1 million per year. Such payments will reduce the cash provided to us by the tax savings described above. As a result, holders of Class A common stock will not be entitled to the economic benefit of the tax benefits subject to the Tax Receivable Agreement that would have been available if the Tax Receivable Agreement were not in effect (except to the extent of our continuing 15% interest in the tax benefits subject to the Tax Receivable Agreement). The actual amounts may materially differ from these hypothetical amounts, as potential future tax savings we will be deemed to realize, and Tax Receivable Agreement payments by us, will be calculated based in part on the market value of our Class A common stock at the time of purchase or exchange and the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), and will generally be dependent on us generating sufficient future taxable income to realize the benefit.
Prior to the Spin Transactions, Yuma and Yuma Sub expect to assign their respective rights under the Tax Receivable Agreement to an affiliate of Flex. Our payments to others under the Tax Receivable Agreement are not conditioned upon their (or their permitted assignees) ownership of us. Accordingly, the Distributions and the Mergers will not eliminate our obligation under the Tax Receivable Agreement with respect to the rights that Yuma and Yuma Sub may assign to an affiliate of Flex, even though the assignee may not have an interest in us. Yuma will merge with our wholly-owned subsidiary as part of the Transactions and Yuma Sub will become our indirect wholly-owned subsidiary as part of the Spin Transactions.
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
In certain cases, our payments under the Tax Receivable Agreement to others may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Mergers), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). If we were to elect to terminate the Tax Receivable Agreement immediately after the Spin Transactions, based on the public offering price of $40.16 per share of our Class A common stock, which was the last reported sale price of our Class A common stock on the Nasdaq Global Select Market on September 29, 2023, and a discount rate equal to SOFR plus 100 basis points, we estimate that we would be required to pay $271.8 million in the aggregate under the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine except with respect to the agreed tax treatment provided for in the Tax Receivable Agreement. The Tax Receivable Agreement and a related side letter (the “TRA Side Letter,”), which is treated as part of the Tax Receivable Agreement, provide that the parties will treat payments under the Tax Receivable Agreement and TRA Side Letter that are attributable to certain tax benefits from exchanges of LLC common units under the Exchange Agreement and from the purchase of LLC common units from Yuma and TPG (with the net proceeds of the IPO and Follow-on) as upward purchase price adjustments to the extent permitted by law and other than amounts treated as interest under the Code. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement, even if the tax benefits underlying such payment are disallowed (although future amounts otherwise payable under the Tax Receivable Agreement may be reduced as a result thereof). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the benefits that we actually realize in respect of the tax attributes subject to the Tax Receivable Agreement.
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
In connection with the Transactions, we incurred substantial indebtedness under the 2023 Credit Agreement. The obligations of the borrower, the LLC, under the 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
The 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to, among other things:
•place liens on our or our subsidiaries’ assets;
•incur additional indebtedness;
•change the nature of our business; and
•change our or our subsidiaries’ fiscal year or organizational documents.
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
Our common stock has been trading on a national securities exchange for less than nine months. Prior to the IPO, there was no public market for our Class A common stock. An active trading market may not be sustained. The lack of an active trading market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive trading market may also impair our ability to both raise capital by selling shares of Class A common stock and acquire other complementary technologies or businesses by using our shares of Class A common stock as consideration.
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
The market price of our Class A common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in trading price of our common stock include the following:
•volume and customer mix for our products;
•the introduction of new products by us or others in our industry;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders, including Flex, TPG and our employees, or our incurrence of debt; and
•announcements or actions taken by Flex as our controlling stockholder.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of September 29, 2023, we have 144,669,435 outstanding shares of Class A and Class B common stock.
Subject to the restrictions described in the paragraph below, following the Spin Transactions, Flex will no longer directly or indirectly hold any shares of our common stock. However, future sales of shares of our Class A common stock in the public market by TPG will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as TPG is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Certain affiliates of Flex and TPG have rights, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we may file for ourselves or other stockholders. We are unable to predict whether or when TPG will sell or otherwise dispose of additional shares of our Class A or Class B common stock. The sale or other disposition by Flex or TPG of a substantial number of shares, or a perception that such sales or other dispositions could occur, could significantly reduce the market price of our Class A common stock.
In addition, all of the shares of Class A common stock to be issued in the Spin Transactions will be registered with the SEC, and therefore will be immediately available for resale in the public market, subject to volume limitations applicable to affiliates (as that term is defined in Rule 144 of the Securities Act). The number of holders of Class A common stock immediately after the Merger will be substantially larger than the current number of holders of shares of Class A common stock. See “Risks Related to the Transactions, the Spin Transactions and our relationship with Flex—If holders of Flex ordinary shares who receive Class A common stock in the Transactions sell that stock immediately, it could cause a decline in the market price of Class A common stock.”
In connection with the IPO, we filed a registration statement on Form S-8 registering under the Securities Act the shares of our Class A common stock reserved for issuance under our Equity Incentive Plan. These shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements described above.
We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.
We have incurred and expect to continue to incur costs associated with corporate governance requirements that have become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending March 31, 2024. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We are further enhancing internal controls, processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and

•the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.
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
In addition, as permitted by the DGCL, our amended and restated certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by applicable law. Such law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors, officers, employees and agent.
Risks related to the Spin Transactions
Nextracker may be unable to achieve some or all of the benefits it expects to achieve through the Spin Transactions.
Nextracker may be unable to achieve the full strategic and financial benefits expected to result from the Spin Transactions, or such benefits may be delayed or may never occur at all. The Spin Transactions are expected to provide the following benefits, among others:
•the increase in Nextracker’s independence of ownership, eliminating Flex’s majority voting control of Class A common stock;
•enhanced liquidity of Class A common stock in the public trading market by increasing the float of Class A common stock immediately after the Spin Transactions are completed as compared to the number of beneficial owners of Class A common stock prior to the Spin Transactions;

•the removal of the perceived “overhang” with respect to the Class A common stock that currently exists as a result of Flex’s majority voting control of Class A common stock;
•the simplification of Nextracker’s capital structure; and
•the Spin Transactions will allow Flex to dispose of a substantial portion of its ownership in Nextracker and Nextracker LLC in an orderly manner.
Nextracker may not achieve these or other anticipated benefits for a variety of reasons, including, among others:
•the Spin Transactions will require meaningful amounts of time and effort which could divert management’s attention from the operation and growth of Nextracker’s business and other strategic endeavors;
•the full strategic and financial benefits expected to result from the Spin Transactions may not be realized fully or at all or may take longer to realize than expected;
•Nextracker will be required to bear a number of non-recurring costs in connection with the Spin Transactions, including financial, legal and other advisory fees, financing fees, SEC filing fees and expenses, printing expenses and other related charges; and
•after a certain period following the completion of the Spin Transactions, Nextracker may no longer benefit from certain services provided by Flex to Nextracker under a transition services agreement, including certain legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax services, meaning Nextracker’s costs and expenses related to such support functions may increase following the completion of the Spin Transactions.
In addition, following the completion of the Spin Transactions, the anticipated operational, financial, strategic and other benefits of such Spin Transactions to Nextracker and its stockholders may not be achieved. An inability to realize the full extent of the anticipated benefits of the Spin Transactions, as well as any delays encountered in the process, could have an adverse effect on Nextracker’s business, financial condition, results of operations and cash flows, and also may negatively affect Nextracker’s ability to successfully execute Nextracker’s growth strategy.
If holders of Flex ordinary shares who receive Class A common stock in the Spin Transactions sell that stock immediately, it could cause a decline in the market price of Class A common stock.
All of the shares of Class A common stock to be issued in the Spin Transactions will be registered with the SEC and therefore will be immediately available for resale in the public market upon completion of the Spin Transactions, subject to volume limitations applicable to affiliates (as that term is defined in Rule 144 of the Securities Act). The number of holders of shares of Class A common stock immediately after the Merger will be substantially larger than the current number of holders of shares of Class A common stock.
As a result of future sales of such common stock, or the perception that these sales could occur, the market price of Class A common stock may decline and could decline significantly before or at the time the Spin Transactions are completed, or immediately thereafter. If this occurs, or if other holders of shares of Class A common stock sell significant amounts of shares of Class A common stock immediately after the Spin Transactions are completed, it is likely that these sales would cause a decline in the market price of Class A common stock.
Under the Tax Matters Agreement, Nextracker will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Spin Distributions or the Mergers, and such restrictions could significantly impair Nextracker’s ability to implement strategic initiatives that otherwise would be beneficial.
The Tax Matters Agreement which will be entered into by us, Yuma and Flex immediately prior to the Spin Distribution and which will govern the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distributions and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), will generally impose certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distributions or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If we take any enumerated actions or omissions, or if certain events relating to us occur that would cause the Spin Distributions or the Mergers to become taxable, we may be required to bear the cost of any resulting tax liability under the Tax Matters Agreement. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on us. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us, which could adversely affect our business, result of operations, or financial conditions.
We are currently a “controlled company” within the meaning of the rules of Nasdaq and, as a result of the Spin Transactions, if completed, will no longer be a “controlled company” and will not qualify for exemptions from certain corporate governance requirements.
As of September 29, 2023, Flex indirectly holds approximately 51.45% of the total outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the total voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;
•the requirement that our Nominating, Governance and Corporate Responsibility Committee (“NG&PRC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate;
•the requirement that our Compensation and People Committee (“CPC”) be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our NG&PRC and CPC.
As a results of the Spin Transactions, if completed, we will no longer qualify to be a “controlled company” within the meaning of the corporate governance standards of Nasdaq and would have certain transition periods in which to comply with such Nasdaq requirements.
At present, a majority of the directors on our board are not independent. In addition, our NG&PRC, CPC and Audit Committee do not consist entirely of independent directors. As required by the applicable requirements of Nasdaq, our Audit Committee will consist entirely of independent directors within one year of the completion of the IPO. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. If we cease to be a controlled company as a result of the Spin Transactions, we would be required to have a board consisting of a majority of independent directors and our NG&PRC and CPC consisting entirely of independent directors within one year of such date.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 29, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Expiration
Daniel Shugar, CEO and Director	Adoption	September 8, 2023	X		Up to $1,500,000	April 19, 2024
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

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
101
The following financial statements from Nextracker Inc.’s Quarterly Report on Form 10-Q for the three and six- months ended September 29, 2023, filed with the Securities and Exchange Commission on November 3, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Nextracker Inc.

Date:	November 6, 2023	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)