Form 10-Q/A
period 2023-09-29
Nextracker Inc.
filed 2023-11-08
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Nextracker Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2023, which was originally filed with the Securities and Exchange Commission on November 7, 2023 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding two additional Rule 10b5-1 trading arrangements entered into by certain of our officers during the quarter ended September 29, 2023, and by including inline eXtensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 29, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Daniel Shugar, CEO and Director	Adoption	September 8, 2023	X		Up to $1,500,000		April 19, 2024
Bruce Ledesma, President – Strategy & Administration	Adoption	August 16, 2023	X			Up to 12,135 shares	December 31, 2024
Léah Schlesinger, General Counsel	Adoption	August 17, 2023	X			Up to 6,964 shares(3)	August 31, 2024
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Up to 30% of the net shares that vest on each of April 1, 2023 and April 1, 2024 upon settlement of RSUs held by the reporting person will be sold.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Form 10-Q/A Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Form 10-Q/A Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101∗	Inline XBRL for the information under Part II, Item 5, “Other Information” of this report.
104∗	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
∗ Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Nextracker Inc.

Date:	November 7, 2023	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)

4