Form 10-Q
period 2023-12-31
Nextracker Inc.
filed 2024-02-07
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
The number of shares of the registrant’s Class A common stock outstanding as of January 31, 2024 was 136,542,423.

1

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	Page
	Nextracker Inc.
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended December 31, 2023 and December 31, 2022	3
	Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit) for the three-month and nine-month periods ended December 31, 2023 and December 31, 2022	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2023 and December 31, 2022	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
Signatures		84

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed consolidated balance sheets
(in thousands, except share and per share amounts)

	As of December 31, 2023	As of March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$367,818	$130,008
Accounts receivable, net of allowance of $1,884 and $1,768, respectively	365,271	271,159
Contract assets	351,545	297,960
Inventories	202,662	138,057
Other current assets	131,664	35,081
Total current assets	1,418,960	872,265
Property and equipment, net	8,369	7,255
Goodwill	265,153	265,153
Other intangible assets, net	1,633	1,321
Deferred tax assets and other assets	401,010	273,686
Total assets	$2,095,125	$1,419,680
LIABILITIES, REDEEMABLE INTERESTS AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$374,919	$211,355
Accrued expenses	70,178	59,770
Deferred revenue	180,021	176,473
Due to related parties	58,292	12,239
Other current liabilities	76,027	47,589
Total current liabilities	759,437	507,426
Long-term debt	144,762	147,147
TRA liability and other liabilities	439,396	280,246
Total liabilities	1,343,595	934,819
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	3,868,543	3,560,628

Stockholders' deficit:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 62,109,804 shares and 45,886,065 shares issued and outstanding, respectively	6	5
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 82,572,960 shares and 98,204,522 shares issued and outstanding, respectively	8	10
Accumulated deficit	(3,271,953)	(3,075,782)
Additional paid-in-capital	154,926	—
Total stockholders' deficit	(3,117,013)	(3,075,767)
Total liabilities, redeemable interests, and stockholders' deficit	$2,095,125	$1,419,680
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Revenue	$710,426	$513,370	$1,763,326	$1,383,742
Cost of sales	500,701	431,111	1,290,747	1,187,081
Gross profit	209,725	82,259	472,579	196,661
Selling, general and administrative expenses	48,356	18,613	126,865	55,475
Research and development	12,897	4,984	29,270	13,283
Operating income	148,472	58,662	316,444	127,903
Interest and other income, net	(18,307)	(2,366)	(8,489)	(1,118)
Income before income taxes	166,779	61,028	324,933	129,021
Provision for income taxes	38,818	18,442	51,918	35,218
Net income and comprehensive income	127,961	42,586	273,015	93,803
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	—	42,586	—	93,803
Less: Net income attributable to redeemable non-controlling interests	86,565	—	171,937	—
Net income attributable to Nextracker Inc.	$41,396	$—	$101,078	$—

Earnings per share attributable to the stockholders of Nextracker Inc. (1)
Basic	$0.67	N/A	$1.78	N/A
Diluted	$0.87	N/A	$1.86	N/A
Weighted-average shares used in computing per share amounts:
Basic	62,108,835	N/A	56,789,399	N/A
Diluted	147,344,370	N/A	147,160,053	N/A
(1) Basic and diluted earnings per share is applicable only for the period following the initial public offering (“IPO”) and the related Transactions. See Note 5 for a description of the Transactions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
Three Months Ended December 31, 2023	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT SEPTEMBER 29, 2023	$—	$3,316,130	$—	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)
Net income	—	86,565	—	—	—	—	—	—	41,396	41,396
Stock-based compensation expense and other	—	—	—	—	—	—	—	13,037	(212)	12,825
Vesting of Nextracker Inc. RSU awards	—	—	—	13,329	—	—	—	—	—	—
Tax distribution	—	(64,365)	—	—	—	—	—	—	—	—
Redemption value adjustment	—	530,213	—	—	—	—	—	(530,213)	—	(530,213)
BALANCE AT DECEMBER 31, 2023	$—	$3,868,543	$—	62,109,804	$6	82,572,960	$8	$154,926	$(3,271,953)	$(3,117,013)

				Class A common stock		Class B common stock
Three Months Ended December 31, 2022	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT SEPTEMBER 30, 2022	$516,668	$—	$86,400	—	$—	—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	42,586	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	940	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	6,250	—	(6,250)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	(27,418)	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2022	$522,918	$—	$96,258	—	$—	—	$—	$—	$—	$—

				Class A common stock		Class B common stock
Nine Months Ended December 31, 2023	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	—	171,937	—	—	—	—	—	—	101,078	101,078
Stock-based compensation expense and other	—	—	—	—	—	—	—	39,894	(212)	39,682
Vesting of Nextracker Inc. RSU awards	—	—	—	592,177	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	—	—	15,631,562	1	—	—	552,008	—	552,009
Use of Follow-on proceeds as consideration for Yuma's transfer of LLC common units	—	—	—	—	—	(15,631,562)	(2)	(552,007)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	—	(622,292)	—	—	—	—	—	622,292	—	622,292
Tax distribution	—	(64,365)	—	—	—	—	—	—	—	—
Redemption value adjustment	—	822,635	—	—	—	—	—	(525,598)	(297,037)	(822,635)
BALANCE AT DECEMBER 31, 2023	$—	$3,868,543	$—	62,109,804	$6	82,572,960	$8	$154,926	$(3,271,953)	$(3,117,013)

				Class A common stock		Class B common stock
Nine Months Ended December 31, 2022	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	93,803	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	2,790	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	18,750	—	(18,750)	—	—	—	—	—	—	—
Net transfer to Parent	—	—	21,450	—	—	—	—	—	—	—
BALANCE AT DECEMBER 31, 2022	$522,918	$—	$96,258	—	$—	—	$—	$—	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(in thousands)

	Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net income	$273,015	$93,803
Depreciation and amortization	3,138	3,594
Changes in working capital and other, net	41,328	(25,015)
Net cash provided by operating activities	317,481	72,382
Cash flows from investing activities:
Purchases of property and equipment	(3,850)	(2,653)
Proceeds from the disposition of property and equipment	—	24
Net cash used in investing activities	(3,850)	(2,629)
Cash flows from financing activities:
Repayments of bank borrowings and long-term debt	(2,813)	—
Net proceeds from issuance of Class A shares	552,009	—
Purchase of LLC common units from Yuma, Inc.	(552,009)	—
Distribution to non-controlling interest holders	(64,365)	—
Net transfers (to) from Parent	(8,335)	1,258
Other financing activities	(308)	—
Net cash provided by (used in) financing activities	(75,821)	1,258
Effect of exchange rate on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	237,810	71,011
Cash and cash equivalents beginning of period	130,008	29,070
Cash and cash equivalents end of period	$367,818	$100,081

Non-cash investing activity:
Unpaid purchases of property and equipment	$1,480	$422
Unpaid purchases of intangibles	500	—
Non-cash financing activity:
TRA revaluation	$18,337	$—
Reclassification of redeemable non-controlling interest	$622,292	$—
Capitalized offering costs	$—	$2,534
Legal settlement paid by Parent	$—	$20,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
1.Organization of Nextracker
Nextracker Inc. and its subsidiaries (“Nextracker”, “we”, the “Company”) is a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Nextracker’s products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Brazil, Mexico, Spain and other countries in Europe, India, Australia, the Middle East, and Africa.
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
The Initial Public Offering, the follow-on offering and the planned separation
On February 8, 2023, the Company's registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriters' option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. The Company used all of the net proceeds from the IPO to purchase its member's interest in Nextracker LLC from Yuma (see Note 5).
On July 3, 2023 the Company completed a follow-on offering of Class A common stock and issued 15,631,562 shares of Class A common stock and received net proceeds of $552.0 million. The price per share received was at a discount to the closing price of the Company’s stock as of June 30, 2023. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of TPG Inc. (“TPG”). Simultaneously, 14,025,000 and 1,606,562 shares of Class B shares were surrendered by Flex and TPG, respectively, and cancelled. A proportionate share of redeemable non-controlling interest was reclassified to permanent equity as a result. The Company held a member's interest of approximately 43% of Nextracker LLC as of December 31, 2023.
On October 25, 2023, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”), by and among Flex, Nextracker, Yuma, and Yuma Acquisition Corp., a wholly-owned subsidiary of Nextracker ("Merger Sub"), Flex delivered to Nextracker the Merger Notice (as defined in the Merger Agreement) exercising Flex’s right to effect the transactions contemplated by the Merger Agreement . Concurrently, the Company filed a Registration Statement on Form S-4, including in a final prospectus filed with the SEC on October 27, 2023.
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders (See Note 12).
2.Summary of accounting policies
Variable interest entities ("VIE") and consolidation
Subsequent to the IPO, the Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Class A common stock issued in the

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
IPO does not hold majority voting rights but hold 100% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. Member’s interest in Nextracker LLC held by Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma ("Yuma Sub"), TPG Rise and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) are presented on the condensed consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests.”
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023, contained in the Company’s Annual Report on Form 10-K (the "Form 10-K"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included. Operating results for the three and nine-month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024 or any future period. All intracompany transactions and accounts within Nextracker have been eliminated.
Prior to the Transactions (as described in Note 5), Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. Accordingly, the unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2022 were derived from Flex’s historical accounting records and were presented on a carve-out basis and include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such costs may not have represented the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex during the period preceding the IPO.
The condensed consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited consolidated financial statements included in the Form 10-K.
The first quarters for fiscal years 2024 and 2023 ended on June 30, 2023 (91 days), and July 1, 2022 (92 days), respectively. The second quarters for fiscal 2024 and 2023 ended on September 29, 2023 (91 days), and September 30, 2022 (91 days), respectively. The third quarters for fiscal years 2024 and 2023 ended on December 31 of each year, which are comprised of 92 days and 93 days, respectively.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the nine-month periods ended December 31, 2023 and December 31, 2022:

	Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022
Beginning balance	$22,591	$10,485
Provision (release) for warranties issued	(4,130)	9,974
Payments	(1,253)	(563)
Ending balance	$17,208	$19,896
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
Other current assets
Other current assets include short-term deposits and advances of $106.4 million and $29.3 million as of December 31, 2023 and March 31, 2023, respectively, primarily related to advance payments to certain vendors for procurement of inventory. In connection with the follow-on exchange a deferred tax asset has been booked reflecting Nextracker’s incremental outside basis difference in Nextracker LLC partnership of $155.4 million.
Deferred tax assets and other assets
Deferred tax assets and other assets includes the deferred tax assets of $384.5 million and $257.1 million as of December 31, 2023 and March 31, 2023, respectively, primarily related to the Company's investment in Nextracker LLC.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $40.7 million and $44.6 million as of December 31, 2023 and March 31, 2023, respectively. In addition, it includes $29.4 million and $15.2 million of accrued payroll as of December 31, 2023 and March 31, 2023, respectively.
TRA liability and other liabilities
Tax Receivable Agreement ("TRA") liability and other liabilities primarily include the liability of $358.0 million and $230.3 million as of December 31, 2023 and March 31, 2023, respectively, related to the expected amount to be paid to Yuma, Yuma Sub, TPG and the TPG Affiliates pursuant to the TRA. Additionally, the balance includes the long-term portion of standard product warranty liabilities of $9.0 million and $11.8 million, respectively, and the long-term portion of deferred revenue of $68.8 million and $35.8 million as of December 31, 2023 and March 31, 2023, respectively.
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
The following table present a reconciliation of the change in redeemable non-controlling interests for the period presented:

(in thousands)	Nine-month period ended December 31, 2023
Balance at beginning of period	$3,560,628
Net income attributable to redeemable non-controlling interests	171,937
Reclassification of redeemable non-controlling interest	(622,292)
Tax distribution	(64,365)
Redemption value adjustments	822,635
Balance at end of period	$3,868,543
As a result of the follow-on transaction that occurred on July 3, 2023 and that drove a repurchase of redeemable non-controlling interest, as further described in Note 5, the Company reclassed a proportionate share of

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements redeemable non-controlling interest to additional paid-in capital during the quarter ended September 29, 2023. As of December 31, 2023, the Company readjusted redeemable non-controlling interest to its new maximum redemption value which exceeded carrying value. Additionally, during the three- and nine-month periods ended December 31, 2023, the Company made tax distributions to its non-controlling interest holders as further described in Note 5.
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the three- and nine-month periods ended December 31, 2023 and December 31, 2022:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Timing of Transfer
Point in time	$6,042	$7,618	$32,946	$40,771
Over time	704,384	505,752	1,730,380	1,342,971
Total revenue	$710,426	$513,370	$1,763,326	$1,383,742
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $351.5 million and $298.0 million as of December 31, 2023 and March 31, 2023, respectively, are presented in the condensed consolidated balance sheets, of which $147.6 million and $116.3 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed tracker rows delivered. Contract assets increased $53.6 million from March 31, 2023 to December 31, 2023 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the nine-month periods ended December 31, 2023 and December 31, 2022, Nextracker converted $141.8 million and $73.1 million of deferred revenue to revenue, respectively, which represented 67% and 68%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of December 31, 2023, Nextracker had $248.9 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 72% of these performance obligations in the next 12 months. The remaining long-term unperformed obligations primarily relate to extended warranty and deposits collected in advance on certain tracker projects.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
4.Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker LLC and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker LLC. As of December 31, 2023 and March 31, 2023, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
Other intangible assets
The components of identifiable intangible assets are as follows:

	As of December 31, 2023			As of March 31, 2023
(In thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade name and other intangibles	$3,000	$(1,367)	$1,633	$2,500	$(1,179)	$1,321
Total	$3,000	$(1,367)	$1,633	$2,500	$(1,179)	$1,321
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
•Immediately prior to the closing of the IPO, Nextracker LLC made a distribution in an aggregate amount of $175.0 million (the “Nextracker LLC Distribution”). With respect to such Nextracker LLC Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of Nextracker LLC. The Nextracker LLC Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the senior credit facility with a syndicate of banks (the "2023 Credit Agreement").
•Nextracker Inc. used all the net proceeds from the IPO ($693.8 million) as consideration for Yuma’s transfer to Nextracker Inc. of 30,590,000 Nextracker LLC common units at a price per unit equal to $22.68.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
On February 13, 2023, the members of Nextracker LLC entered into the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC to, among other things, effect the Transactions described above and to appoint Nextracker Inc. as the managing member of Nextracker LLC. Nextracker Inc. beneficially owns 62,109,804 Nextracker LLC common units after the completion of the IPO, the Transactions and the follow-on offering described below, and as of December 31, 2023.
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

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
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
Flex's Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the Merger Agreement to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which is a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Merger Sub, with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger would automatically convert into the right to receive a number of shares of our Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of our Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, undertaken shortly following the completion of the Merger.
Flex and Nextracker closed the Spin Transactions on January 2, 2024 (See Note 12).
Tax distribution
During the nine-month period ending December 31, 2023, and pursuant to the LLC Agreement, Nextracker LLC declared and paid tax distributions to its non-controlling interest holders (Yuma, Yuma Sub and TPG) for a total of approximately $64.4 million.
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
The following table summarizes the Company’s stock-based compensation expense under the 2022 Plan and the Flex 2017 Plan:

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cost of sales	$2,497	$350	$7,668	$1,105
Selling, general and administrative expenses	5,163	590	26,849	1,685
Research and development	5,377	—	5,377	—
Total stock-based compensation expense	$13,037	$940	$39,894	$2,790
Stock-based compensation expense includes an allocation of Flex’s corporate and shared functional employee expense of immaterial amounts for the three- and nine-month periods ended December 31, 2023 and December 31, 2022. These charges were recorded within selling, general and administrative expenses.
The 2022 Nextracker equity incentive plan
During the nine-month period ended December 31, 2023, the Company granted 1.2 million time-based unvested restricted share units ("RSU") awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $40.04 per award.
In addition, the Company also granted 0.4 million performance-based vesting ("PSU") awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2026, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 - 300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $54.53 per award. The fair value of these PSU awards granted during the nine-month period ended December 31, 2023 was determined using Monte-Carlo simulation models which is a probabilistic approach for calculating the fair value of the awards.
Further, the Company granted 0.5 million option awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such option is equal to $40.47 per award, which corresponds to the Company's closing price per share as of the grant date of the awards. The fair value of these option awards granted during the nine-month period ended December 31, 2023 was estimated using a Black-Scholes option pricing model.
Additionally, during the nine-month period ended December 31, 2023, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan as of December 31, 2023 was approximately $93.1 million, which is expected to be recognized over a weighted-average period of approximately 2.27 years.
The Flex 2017 equity incentive plan (the "2017 Plan")
All options have been fully expensed and none were outstanding and exercisable as of December 31, 2023.
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

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
As of December 31, 2023, the total unrecognized compensation cost related to unvested RSU awards held by Nextracker employees was approximately $0.7 million under the 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately one year.
There were no options and no RSU awards granted under the 2017 Plan during the nine-month period ended December 31, 2023.
An immaterial amount of unvested RSU awards are outstanding under the 2017 Plan as of December 31, 2023, some of which represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions.
7.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders of the Company for the three and nine-month periods ended December 31, 2023 by the weighted-average number of shares of Class A common stock outstanding during the same period.
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
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month period ended December 31, 2023			Nine-month period ended December 31, 2023
(in thousands except share and per share amounts)	Income Numerator	Weighted average shares outstanding Denominator	Per Share Amount	Income Numerator	Weighted average shares outstanding Denominator	Per Share Amount
Basic EPS
Net income available to Nextracker Inc. common stockholders	$41,396	62,108,835	$0.67	$101,078	56,789,399	$1.78

Effect of Dilutive impact
Common stock equivalents from option awards (1)		984,173			965,050
Common stock equivalents from RSUs (2)		1,282,259			1,091,426
Common stock equivalents from PSUs (3)		396,143			416,180
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$86,565	82,572,960		$171,937	87,897,998

Diluted EPS
Net income and comprehensive income	$127,961	147,344,370	$0.87	$273,015	147,160,053	$1.86
(1)During the three and nine-month periods ended December 31, 2023, approximately 0.5 million and 0.5 million of option awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
(2)During the three and nine-month periods ended December 31, 2023, no RSU awards were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three and nine-month periods ended December 31, 2023, 0.4 million and 0.4 million of PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
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
Allocation of corporate expenses
The condensed consolidated financial statements for the period prior to the IPO include expense allocations for certain functions provided by Flex, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, and stock-based compensation. These expenses have been allocated to Nextracker on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure.
During the nine-month period ended December 31, 2022, Nextracker was allocated $4.2 million of general corporate expenses incurred by Flex. Of these expenses $2.8 million was included within selling, general and administrative expenses and $1.4 million was included in cost of sales in the condensed consolidated statements of operations and comprehensive income. An immaterial amount of general corporate expenses incurred by Flex was allocated to Nextracker during the nine-month period ended December 31, 2023.
Risk management
Flex carries insurance for property, casualty, product liability matters, auto liability, and workers’ compensation and maintain excess policies to provide additional limits. Prior to January 2024, Nextracker paid a premium to Flex in exchange for the coverage provided. In fiscal year 2023, and for the nine-month period ended December 31, 2023, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided by Flex were reflected in the condensed consolidated statements of operations and comprehensive income and were immaterial for the nine-month periods ended December 31, 2023, and December 31, 2022, respectively.
Cash management and financing
Prior to the IPO, Nextracker participated in Flex’s centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that were not historically cash settled were reflected in the condensed consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements these were deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the three- and nine-month periods ended December 31, 2022:

	Three-month ended	Nine-month ended
(In thousands)	December 31, 2022	December 31, 2022
Corporate allocations (excluding stock-based compensation expense)	$65	$1,463
Transfer of operations to Nextracker (1)	(51,527)	(8,440)
Net cash pooling activities (2)	10,154	(1,195)
Income taxes	13,890	29,622
Net transfers from Parent	$(27,418)	$21,450
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
The cash balance reflected in the condensed consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO when Nextracker was a controlled entity of Flex, Nextracker's U.S. operations participated in the Flex cash pooling management programs intra-quarter; all outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the condensed consolidated statements of redeemable interest and stockholders' deficit /parent company equity (deficit), and the condensed consolidated statements of cash flows. Subsequent to the IPO, Nextracker has the option to participate in the Flex cash pooling management programs. As of March 31, 2023, the Company had $8.3 million of cash pool payable outstanding to Flex, which was a component of Due to related parties on the condensed consolidated balance sheet. During the nine-month period ended December 31, 2023, the Company repaid such amounts to Flex, and no such cash pool payable is outstanding as of December 31, 2023.
Due to related parties relates to balances resulting from transactions between Nextracker and Flex subsidiaries that have historically been cash settled. Nextracker purchased certain components and services from other Flex affiliates of $23.5 million and $14.1 million for the three-month periods ended December 31, 2023 and December 31, 2022 respectively. Nextracker purchased certain components and services from other Flex affiliates of $80.0 million and $43.0 million for the nine-month periods ended December 31, 2023, and December 31, 2022 respectively.
Flex also administers on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Additionally, the Company and Flex entered into an umbrella agreement (as disclosed in the Company’s annual report on Form 10-K for the year ended March 31, 2023 ) that governs the terms, conditions and obligations of a strategic commercial relationship between Nextracker and Flex for the sale of Nextracker’s solar trackers in Brazil. As part of this arrangement, Flex acts as an agent for Nextracker, bills and collects on the Company’s behalf. Nextracker’s average due to related parties balance was $26.5 million and $54.6 million for the three-month periods ended December 31, 2023, and December 31, 2022, respectively. Nextracker had an average due from related parties balance of $7.8 million for the nine-month periods ended December 31, 2023, compared to an average due to related parties balance of $43.0 million for the nine-month period ended December 31, 2022. All related cash flow activities were classified within net cash provided by operating activities in the condensed consolidated statement of cash flows.

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
9.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for loss contingencies to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any such excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition. There were no additional accruals for loss contingencies during the three- and nine-month periods ended December 31, 2023.
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
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented. For the nine-month period ended December 31, 2023, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to certain non-controlling interest in Nextracker LLC which is not taxable to Nextracker Inc. and its subsidiaries, partially offset by U.S. state and local income taxes and the jurisdictional mix of income between the U.S. and other operating jurisdictions. For the three-month period ended December 31, 2023, the difference is primarily attributable to return to provision adjustments incurred during the quarter. The effective tax rates for the three- and nine-month periods ended December 31, 2022 differ from the U.S. domestic statutory income tax rate of 21% primarily due to the U.S state and local income taxes coupled with the jurisdictional mix of income between the U.S. and other operating jurisdictions.

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Income tax	38,818	18,442	51,918	35,218
Effective tax rates	23.3%	30.2%	16.0%	27.3%
During the three- and nine-month periods ended December 31, 2023, the Company recorded $12.9 million and $7.3 million, respectively, of other tax related income as a result of the reduction in its liability under the TRA due to a decrease in its forecasted estimated state effective tax rate. The amounts are reflected in the condensed consolidated statements of operations and comprehensive income within interest and other income, net.
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

Nextracker Inc.
Notes to the unaudited condensed consolidated financial statements
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenue:
U.S.	$555,790	$327,548	$1,208,288	$908,361
Rest of the World	154,636	185,822	555,038	475,381
Total	$710,426	$513,370	$1,763,326	$1,383,742
The United States is the principal country of domicile.
12.Subsequent events
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders.
Prior to the spin-off, Flex held 100% of the shares of Yuma Common Stock, and Yuma held, directly and indirectly through Yuma Sub, (i) 74,432,619 shares of Nextracker’s Class B common stock, par value $0.0001 per share, representing approximately 51.48% of the total outstanding shares of Nextracker’s common stock and (ii) 74,432,619 of the common units of Nextracker LLC, representing approximately 51.48% of the economic interest in the business of Nextracker, based on the number of shares of Nextracker’s common stock outstanding as of December 29, 2023.
In addition to the Spin Distribution, Flex and Nextracker consummated the Merger, with Yuma surviving the Merger as a wholly-owned subsidiary of Nextracker. As the Merger represents a business combination of entities under common control, the transaction will be accounted for in accordance with ASC 805-50, Business Combinations – Related Issues, and the assets and liabilities of Yuma will be recognized at their carrying value on the date of transfer. As Yuma’s principal asset is its investment in Nextracker, the primary accounting impact of the Merger for Nextracker will be an adjustment to the carrying value and classification of its noncontrolling interests and corresponding impact to permanent equity.
As a result of the Merger, each share of Yuma Common Stock issued and outstanding as of immediately prior to the closing of the Merger was automatically converted into the right to receive a number of shares of Class A common stock of the Company, based on an Exchange Ratio (as defined below), with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock of the Company in accordance with the terms of the Merger Agreement. The “Exchange Ratio” is equal to the quotient of (i) 74,432,619, which is the number of shares of Class A common stock of Nextracker held by Yuma and Yuma Sub (assuming the exchange by Yuma and Yuma Sub of all Nextracker LLC common units, together with a corresponding number of shares of Class B common stock of the Company held by Yuma and Yuma Sub, for shares of Class A common stock of the Company) divided by (ii) the number of issued and outstanding shares of Yuma Common Stock immediately prior to the effective time of the Merger.
On February 6, 2024, pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions in an aggregate amount of $93.5 million to the common members of the LLC, including an aggregate of $47.8 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Subsidiary Inc. were wholly-owned subsidiaries of Nextracker Inc. On February 1, 2024, Flex sent a dispute notice to Nextracker Inc., saying that Flex is entitled to the distribution that was subsequently made to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. and demanding payment of that amount to Flex. Nextracker Inc. is considering the validity of the dispute notice and it is too early to determine the likelihood that the Company will be required to make any such payments to Flex in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations of “Nextracker”, the “Company”, “we”, “us” and “our” shall mean, prior to the IPO described in this Form 10-Q, both Nextracker LLC (the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, to Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” or “Parent” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 9, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections entitled "Liquidity and Capital Resources" below and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
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
We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex Ltd. in 2015. Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across five continents. Flex’s expertise in global supply chains and procurement and its strong financial backing helped us accelerate our penetration of our end markets and run a more optimized supply chain, and we intend to continue leveraging these learnings from Flex now that we are an independent publicly traded company. Over time, we have developed new and innovative hardware and software products and services to scale our capabilities. In 2016, Flex acquired BrightBox Technologies on our behalf to further our machine learning capabilities.
We have shipped approximately 90 GW of solar tracker systems as of December 31, 2023 to projects on six continents. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $1.8 billion for the nine-month period ended December 31, 2023 and $1.9 billion in fiscal year 2023.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Nine-month periods ended
(In thousands)	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
Revenue:
U.S.	$555,790	78%	$327,548	64%	$1,208,288	69%	$908,361	66%
Rest of the World	154,636	22%	185,822	36%	555,038	31%	475,381	34%
Total	$710,426		$513,370		$1,763,326		$1,383,742
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Customer A*	**	$131.8	**	$295.1
Customer G	$170.5	**	$307.7	**
*    SOLV Energy
**     Revenue balance below 10%
Initial Public Offering
On February 8, 2023, Nextracker Inc.’s registration statement on Form S-1 relating to our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. At the closing of the IPO on February 13, 2023, Nextracker Inc. issued and sold 30,590,000 shares of its Class A common stock (including 3,990,000 shares issued to the underwriters upon the exercise in full of their option to purchase additional shares) at a public offering price of $24.00 per share. Nextracker Inc. received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. We used all of the net proceeds from the offering to purchase 30,590,000 Nextracker LLC common units from Yuma at a price per share of $22.68, or $24.00 less the underwriting discount. Upon closing of the IPO, approximately $8.3 million of offering costs were paid by Flex.
The 2023 follow-on offering
See Note 5 in the notes to the condensed consolidated financial statements.

Flex's Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the Merger Agreement, to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which is a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition Corp., with Yuma surviving the merger as a wholly-owned subsidiary of us (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger automatically converted into the right to receive a number of shares of our Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of our Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, undertaken shortly following the completion of the Merger.
Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders on January 2, 2024. See Notes 5 and 12 in the notes to the condensed consolidated financial statements.
Basis of presentation
We historically operated as part of Flex and not as a separate, publicly traded company throughout the period preceding the IPO. Our condensed consolidated financial statements for the period preceding our IPO were derived from Flex’s historical accounting records and are presented on a carve-out basis. All sales and costs as well as assets and liabilities directly associated with our business activity were included as a component of the condensed consolidated financial statements. For the period preceding the IPO, the condensed consolidated financial statements also include allocations of certain general, administrative, sales and marketing expenses and cost of sales from Flex’s corporate office and allocations of related assets, liabilities and Flex’s investment, as applicable. The allocations were determined on what we believed to be a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the condensed consolidated financial statements had we been an entity that operated separately from Flex during the relevant full period presented. Further, the historical condensed consolidated financial statements that include results prior to the IPO may not be reflective of our final position, results of operations, or cash flows as a public company. During the fourth quarter of fiscal year 2022, we entered into a Transition Service Agreement (“TSA”) with Flex, whereby Flex agreed to provide, or cause to be provided, certain services to us, which were previously included as part of the allocations from Flex. As consideration, we agreed to pay Flex the amount specified for each service as described in the TSA.
For the period prior to the IPO, our historical condensed consolidated financial statements in this Quarterly Report include expense allocations for certain support functions that were provided on a centralized basis within Flex, such as corporate costs, shared services and other selling, general and administrative costs that benefit the Company, among others. Since our IPO, we have incurred and will continue to incur additional costs as a public company. Under the TSA Flex has agreed to continue to provide us with some of the services related to these functions on a transitional basis in exchange for agreed-upon fees, and we have incurred and will continue to incur other costs to replace the services and resources that will not be provided by Flex. Our total costs related to such support functions may differ from the costs that were historically allocated to us from Flex. These additional costs are primarily for the following:
•additional personnel costs, including salaries, benefits and potential bonuses and/or stock-based compensation awards for staff, including staff additions to replace support provided by Flex that is not covered by the TSA; and

•corporate governance costs, including director and officer insurance costs, board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and Nasdaq fees, bank fees or other costs related to existing or future financing arrangements.
Certain factors could impact the nature and amount of these separate public company costs, including the finalization of our staffing and infrastructure needs. We expect to incur additional separate public company costs in excess of the costs that have been historically allocated to us.
While we were fully integrated as a part of Flex prior to the IPO, we were dependent upon Flex for all of our working capital and financing requirements as Flex used a centralized approach to cash management and financing of its operations. Our financial transactions during the period preceding the IPO were accounted for through our “net parent investment” account and none of Flex’s debt at the corporate level was assigned to us in the financial statements. Historically, as we generated cash flows from operations, cash was swept by Flex into global cash accounts managed at the parent level. Since the IPO, Nextracker has participated in the Flex’s cash pooling management programs, but we have discontinued doing so during our fiscal year 2024. We have also historically utilized Flex for financial support in the form of parent guarantees and letters of financial support to execute certain arrangements with our customers. During fiscal year 2024, we have discontinued the use of Flex’s facilities for issuance of new letters of financial support.
In connection with the IPO, we entered into a separation agreement with Flex which sets forth certain agreements between us and Flex regarding principal actions taken in connection with the separation of our business from the retained Flex businesses (the “Separation Agreement”). The Separation Agreement also sets forth other agreements that govern certain aspects of our relationship with Flex following the completion of the Merger.
•Transfer of Assets and Liabilities—Pursuant to the Separation Agreement, prior to our IPO, Flex transferred substantially all of the assets and liabilities comprising the legacy Nextracker business to us.
•Insurance Matters—We continued to be covered under Flex’s existing insurance policies until such time as Flex and its affiliates held 50% or less of our and our subsidiaries’ outstanding capital stock (such as occurred following the Spin Transactions), subject to certain exceptions. In connection with the Spin Transactions, we have arranged for our own insurance policies and will no longer seek benefit from any of Flex’s or its affiliates’ insurance policies that may provide coverage for claims relating to our business prior to the date on which we obtain our own insurance coverage.
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
•Employee Matters Agreement— We and Nextracker LLC entered into an employee matters agreement with Flex that governs Nextracker’s and Flex’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocates liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Under the terms of the employee matters agreement, at the time of the completion of the Spin Transactions, we assumed outstanding options, RSUs and PSUs granted to our employees pursuant to Flex’s 2017 Equity Incentive Plan (or other applicable equity incentive plan of Flex), which were converted into options, RSUs and PSUs to purchase or receive an adjusted number of shares of Class A common stock pursuant to the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (“LTIP”) (or

other applicable equity incentive plan of Nextracker). The term of the employee matters agreement is indefinite and may only be terminated or amended with the prior written consent of both us and Flex, and is expected to remain in effect in accordance with its terms following the Spin Transactions.
•Tax Matters Agreement—Immediately prior to the Distribution, we, Flex and Yuma entered into a tax matters agreement (the “Tax Matters Agreement”) which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distribution and the Mergers), tax attributes, tax returns, tax contests and certain other matters.
In connection with the Spin Transactions that closed on January 2, 2024, (i) Yuma merged with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger, and (ii) Flex no longer directly or indirectly held any shares of our common stock or any securities convertible into or exchangeable for our common stock, and we are no longer a “controlled company” within the meaning of the rules of Nasdaq.
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
Steel prices, cost of transportation and labor costs in countries where our suppliers perform manufacturing activities affect our cost of sales. Our ability to lower our cost of sales depends on implementation and design improvements to our products as well as on driving more cost-effective manufacturing processes with our suppliers. We generally do not directly purchase raw materials such as steel or electronic components and do not hedge against changes in their price. Most of our cost of sales are directly affected by sales volume. Personnel costs related to our supply chain, logistics, quality, tooling and operations are not directly impacted by our sales volume.
Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to continue growing our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a separate publicly-traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is also included under selling, general and administrative expenses.
Research and development
Research and development expenses consist primarily of personnel-related costs associated with our engineering employees, stock-based compensation, as well as third-party consulting. Research and development activities include improvements to our existing products, development of new tracker products and software products. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.
Non-operating expenses
Income tax expense
Our taxable income is primarily from the allocation of taxable income from the LLC. The provision for income taxes primarily represents the LLC’s U.S. federal, state and local income taxes as well as foreign income taxes payable by its subsidiaries. The LLC owns 100% of all foreign subsidiaries for which the LLC has marked them as disregarded entities for U.S. income tax purposes. We expect to receive a tax benefit for foreign tax credits in the United States for our distributive shares of the foreign tax paid.

RESULTS OF OPERATIONS

	Three-month periods ended			Nine-month periods ended
(In thousands, except percentages) (Unaudited)	December 31, 2023	December 31, 2022	% change	December 31, 2023	December 31, 2022	% change
Condensed Statement of Operations and Comprehensive Income Data:
Revenue	$710,426	$513,370	38%	$1,763,326	$1,383,742	27%
Cost of sales	500,701	431,111	16	1,290,747	1,187,081	9
Gross profit	209,725	82,259	155	472,579	196,661	140
Selling, general and administrative expenses	48,356	18,613	160	126,865	55,475	129
Research and development	12,897	4,984	159	29,270	13,283	120
Operating income	148,472	58,662	153	316,444	127,903	147
Interest and other income, net	(18,307)	(2,366)	674	(8,489)	(1,118)	659
Income before income taxes	166,779	61,028	173	324,933	129,021	152
Provision for income taxes	38,818	18,442	110	51,918	35,218	47
Net income and comprehensive income	$127,961	$42,586	200%	$273,015	$93,803	191%
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
Among other limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow do not reflect our cash expenditures or future capital expenditures or contractual commitments (including under the Tax Receivable Agreement, as defined below), do not reflect the impact of certain cash or non-cash charges resulting from matters we consider not to be indicative of our ongoing operations and do not reflect the associated income tax expense or benefit related to those charges. In addition, other companies in our industry may calculate Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, Adjusted EBITDA Margin and Adjusted free cash flow differently from us, which further limits their usefulness as comparative measures.
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

	Three-month periods ended		Nine-month periods ended
(In thousands, except percentages)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Other Financial Information:
Non-GAAP gross profit	$212,285	$82,672	$480,435	$197,954
Non-GAAP operating income	$161,572	$59,665	$356,527	$133,279
Non-GAAP net income	$141,902	$43,396	$309,058	$97,196
Adjusted EBITDA	$167,791	$62,703	$361,843	$136,467
Net income (% of revenue)	18.0%	8.3%	15.5%	6.8%
Non-GAAP gross margin	29.9%	16.1%	27.2%	14.3%
Adjusted EBITDA (% of revenue)	23.6%	12.2%	20.5%	9.9%
Adjusted free cash flow	$62,360	$18,603	$313,631	$69,753
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

	Three-month periods ended		Nine-month periods ended
(In thousands, except percentages)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Reconciliation of GAAP to Non-GAAP Financial Measures:	(Unaudited)
GAAP gross profit	$209,725	$82,259	$472,579	$196,661
Stock-based compensation expense	2,497	350	7,668	1,105
Intangible amortization	63	63	188	188
Non-GAAP gross profit	$212,285	$82,672	$480,435	$197,954
GAAP operating income	$148,472	$58,662	$316,444	$127,903
Stock-based compensation expense	13,037	940	39,895	2,790
Intangible amortization	63	63	188	1,145
Legal costs and other (1)	—	—	—	1,441
Non-GAAP operating income	$161,572	$59,665	$356,527	$133,279
GAAP net income	$127,961	$42,586	$273,015	$93,803
Stock-based compensation expense	13,037	940	39,895	2,790
Intangible amortization	63	63	188	1,145
Adjustment for taxes	841	(193)	(4,040)	(1,983)
Legal costs and other (1)	—	—	—	1,441
Non-GAAP net income	$141,902	$43,396	$309,058	$97,196
GAAP Net income	$127,961	$42,586	$273,015	$93,803
Interest, net	(198)	(215)	1,136	(380)
Provision for income taxes	38,818	18,442	51,918	35,218
Depreciation expense	1,055	887	2,950	2,450
Intangible amortization	63	63	188	1,145
Stock-based compensation expense	13,037	940	39,895	2,790
Legal costs and other (1)	—	—	—	1,441
Other tax related income, net	(12,945)	—	(7,259)	—
Adjusted EBITDA	$167,791	$62,703	$361,843	$136,467
Net income (% of revenue)	18.0%	8.3%	15.5%	6.8%
Non-GAAP gross margin	29.9%	16.1%	27.2%	14.3%
Adjusted EBITDA (% of revenue)	23.6%	12.2%	20.5%	9.9%

Net cash provided by operating activities	$64,804	$19,921	$317,481	$72,382
Purchase of property and equipment	(2,444)	(1,318)	(3,850)	(2,653)
Proceeds from the disposition of property and equipment	—	—	—	24
Adjusted free cash flow	$62,360	$18,603	$313,631	$69,753
(1) Primarily represents additional charges incurred in the nine-month period ended December 31, 2022, in relation to the litigation with Array Technologies, Inc., as further described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The estimated net settlement and direct legal costs in aggregate were excluded from the Company’s Non-GAAP income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of the Company’s business strategies.

The data below, and discussion that follows, represent our results from operations.
Comparison of the three-month periods ended December 31, 2023 and December 31, 2022
Revenue
Revenue increased by $197.1 million, or 38%, for the three-month period ended December 31, 2023 compared to the three-month period ended December 31, 2022. The increase was mainly driven by a 48% increase in gigawatts delivered, especially in the U.S. primarily due to increased demand and projects progressing on schedule. Revenue in the U.S. increased $228.2 million or 70% for the three-month period ended December 31, 2023 compared to the three-month period ended December 31, 2022, while also decreasing $31.2 million or (17)% in the Rest of the World during the same period. The decline from the Rest of the World was driven by lower sales in Brazil due to weather constraints and the United Arab Emirates.
Cost of sales and gross profit
Cost of sales increased by $69.6 million, or 16%, for the three-month period ended December 31, 2023 compared to the three-month period ended December 31, 2022 primarily due to the increase in U.S. sales noted above, partially offset by other recovery costs.
Gross profit increased by $127.5 million, or 155%, for the three-month period ended December 31, 2023, compared to the three-month period ended December 31, 2022, primarily resulting from structural enhancements that have been implemented in the business that have improved our overall margin structure. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistics costs, across our customer base and regions we serve were the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material and provides flexibility servicing our customers. As a result of our continued multiyear transformation, we significantly reduced freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by over 800 basis points for the three-month period ended December 31, 2023 compared to the three-month period ended December 31, 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. Based on current arrangements with vendors and the 45X Treasury rules, we expect to realize a reduction in GAAP cost of sales in the range of $50 million to $80 million in our fourth quarter fiscal 2024. This is our current projection, and subject to change based on contract terms and tax filing timing by our vendors.
Selling, general and administrative expenses
Selling, general and administrative expenses was approximately $48.4 million, or 7% of revenue during the three-month period ended December 31, 2023, increasing $29.7 million from approximately $18.6 million, or 3.6% of revenue during the three-month period ended December 31, 2022. The increase was primarily the result of an increase in stock-based compensation expense of $4.6 million incurred in conjunction with our 2022 equity incentive plan, incremental costs related to our continued expansion of our sales organization in line with the growth in the global market, and due to the growth of our supporting functions as a public company.
Research and development
Research and development expenses increased $7.9 million, or 159%, to $12.9 million for the three-month period ended December 31, 2023 from approximately $5.0 million in the three-month period ended December 31, 2022 as a result of our commitment to product innovation and development including software enhancements through additional headcount, coupled with stock-based compensation expense of $5.4 million.

Interest and other income, net
Interest and other income net increased $15.9 million, to $18.3 million for the three-month period ended December 31, 2023 from approximately $2.4 million in the three-month period ended December 31, 2022 driven by $12.9 million of other tax related income incurred during the period as a result of a reduction of our liability under the TRA due to a decrease in our forecasted estimated state effective tax rate.
Provision for income tax
Most of our revenue and profits are generated in the U.S. with a statutory income tax rate of approximately 21% in the three-month period ended December 31, 2023 and December 31, 2022. For the three-month period ended December 31, 2023 and December 31, 2022, we recorded total income tax expense of $38.8 million and $18.4 million, respectively, which reflected consolidated effective income tax rates of 23% and 30%, respectively. The decrease in our effective tax rate is mostly due to certain non-controlling interest in Nextracker LLC that is not taxable to Nextracker Inc. and its subsidiaries, which is partially offset by the state return to provision adjustments incurred during the quarter.
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
Comparison of the nine-month periods ended December 31, 2023 and December 31, 2022
Revenue
Revenue increased by $379.6 million, or 27%, for the nine-month period ended December 31, 2023 compared to the nine-month period ended December 31, 2022. The increase was mainly driven by a 37% increase in gigawatts delivered due to increased demand, partially offset by slightly lower sales price from the decline in logistics costs. Revenue in the U.S. increased $299.9 million or 33% for the nine-month period ended December 31, 2023 compared to the nine-month period ended December 31, 2022, while also increasing $79.7 million or 17% in the Rest of the World during the same period. The growth from the Rest of the World was driven primarily from increased sales in India, Canada and Europe.
Cost of sales and gross profit
Cost of sales increased by $103.7 million, or 9%, for the nine-month period ended December 31, 2023 compared to the nine-month period ended December 31, 2022 primarily due to the increase in sales noted above, partially offset by other recovery costs.
Gross profit increased by $275.9 million, or 140%, for the nine-month period ended December 31, 2023 compared to the nine-month period ended December 31, 2022 primarily resulting from structural enhancements that have been implemented in the business that have improved our overall margin structure. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistic costs, across our customer base and regions we serve were the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material and provides flexibility servicing our customers. As a result of our continued multiyear transformation, we significantly reduced freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by over 1,000 basis points for the nine-month period ended December 31, 2023 compared to the nine-month period ended December 31, 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. Based on current arrangements with vendors and the 45X Treasury rules, we expect to realize a reduction in GAAP cost of sales in the range of $50 million to $80 million in our fourth quarter fiscal 2024. This is our current projection, and subject to change based on contract terms and tax filing timing by our vendors.
Selling, general and administrative expenses
Selling, general and administrative expenses was approximately $126.9 million, or 7.2% of revenue during the nine-month period ended December 31, 2023, increasing $71.4 million from approximately $55.5 million, or 4.0% of revenue during the nine-month period ended December 31, 2022. The increase was primarily the result of an increase in stock-based compensation expense of $25.2 million incurred in conjunction with our 2022 equity incentive plan, incremental costs related to our continued expansion of our sales organization in line with the growth in the global market, and due to the growth of our supporting functions as a public company.
Research and development
Research and development expenses increased $16.0 million, or 120%, to $29.3 million for the nine-month period ended December 31, 2023 from approximately $13.3 million in the nine-month period ended December 31, 2022 as a result of our commitment to product innovation and development including software enhancements through additional headcount, coupled with stock-based compensation expense of $5.4 million.
Interest and other income, net
Interest and other income net increased $7.4 million, to $8.5 million for the nine-month period ended December 31, 2023 from approximately $1.1 million in the nine-month period ended December 31, 2022 driven by $7.3 million of other tax related income incurred during the period as a result of a reduction of our liability under the TRA due to a decrease in our forecasted estimated state effective tax rate.
Provision for income tax
Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in each of the nine-month periods ended December 31, 2023 and December 31, 2022. For the nine-month periods ended December 31, 2023 and December 31, 2022, we recorded total income tax expense of $51.9 million and $35.2 million, respectively, which reflected consolidated effective income tax rates of 16% and 27%, respectively. The decrease in our effective tax rate is mostly due to certain non-controlling interests in Nextracker LLC that are not taxable to Nextracker Inc. and its subsidiaries.
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

LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations primarily with cash provided by operations and Flex contributions. Our principal uses of cash have been to fund our operations, invest in research and development and return capital to Flex. Prior to the IPO, cash was managed pursuant to a centralized cash management program administered by Flex, that included intra-quarter cash transfers to/from the parent pooling accounts and the balances being settled or scheduled for settlement, as of period ends. Since the IPO, Nextracker has participated in the Flex cash pooling management programs, but we have to discontinued doing so during our fiscal year 2024. In the absence of the cash pooling program, we expect our credit facilities to provide adequate liquidity for our business.
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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 7.15% (SOFR rate of 5.3% plus a margin of 1.85%) as of December 31, 2023.
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of December 31, 2023, we were in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) that provided for the payment by us to Yuma, Yuma Sub, TPG Rise Flash, L.P. (“TPG Rise”), and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the “TPG Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Nine-month periods ended
(In thousands)	December 31, 2023	December 31, 2022
	(Unaudited)
Net cash provided by operating activities	$317,481	$72,382
Net cash used in investing activities	(3,850)	(2,629)
Net cash provided by (used in) financing activities	(75,821)	1,258
Nine-month period ended December 31, 2023
Net cash provided by operating activities was $317.5 million during the nine-month period ended December 31, 2023. Total cash provided during the period was driven by net income of $273.0 million adjusted for non-cash charges of approximately ($84.3) million, primarily related to deferred income taxes associated with our Tax Receivable Agreement, partially offset by stock-based compensation expense, depreciation and amortization. Cash from net income was increased by the overall decrease in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an inflow of approximately $128.8 million. Accounts payable increased approximately $162.8 million partially associated with timing and increase in our payment cycles. Deferred revenue increased approximately $36.6 million driven primarily by increased deposits on higher bookings during the quarter. Due to related parties increase $54.4million and other assets decrease $87.7 million during the nine-month period ended December 31, 2023. Partially offsetting the cash inflows were increases in accounts receivable and contract assets in aggregate of approximately $148.1 million during nine-month period ended December 31, 2023, resulting from shorter billing and collection periods, and increases in inventories of approximately $64.6 million due to strong demand.
Net cash used in investing activities was $3.9 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $75.8 million resulting from the tax distribution to our non-controlling interest holders pursuant to the LLC Agreement (see Note 5 in the notes to the condensed consolidated financial statements), and our repayment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable is outstanding as of December 31, 2023.
Nine-month period ended December 31, 2022
Net cash provided by operating activities was $72.4 million during the nine-month period ended December 31, 2022. Total cash provided during the period was driven by net income of $93.8 million adjusted for non-cash charges of approximately $9.5 million primarily related to stock based compensation expense, depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $30.9 million. Accounts receivable and contract assets in aggregate increased approximately $93.7 million during the nine-month period ended December 31, 2022, resulting from longer billing and collection periods. Inventory increased by $79.0 million and other assets increased by $24.0 million primarily due to advance payments to suppliers to secure product with longer lead times and expansion of supplier capacity in the United States, continued logistics constraints and increased operations. Offsetting the cash outflows were increases in deferred revenue of approximately $88.4 million, primarily resulting from upfront funding of new contracts, increases in account payable of approximately $44.5 million directly associated with the increased inventory level, and increases in other liabilities of approximately $32.8 million.
Net cash used in investing activities was approximately $2.6 million and directly attributable to the purchase of property and equipment.
Net cash provided by financing activities was $1.3 million resulting from net cash transfers from Flex primarily pursuant to the centralized cash management function performed by Flex.
Cash management and financing
Prior to the IPO we were historically participating in a centralized cash management program administered by Flex; disbursements were independently managed by us. The cash balance reflected in the consolidated balance sheets as of December 31, 2023 and March 31, 2023 consists of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. Nextracker has participated in the Flex cash pooling management programs intra-quarter during our fiscal year 2023; this was discontinued as of April 1, 2023. In the absence of the cash pooling program, we expect our credit facilities and our cash position to provide adequate liquidity for our business. We had a total liquidity of approximately $800 million as of December 31, 2023, primarily related to unutilized amounts under our RCF and our cash and cash equivalents balance as of December 31, 2023.
Contractual obligations and commitments
Information regarding our Credit Facilities, debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of December 31, 2023.

Off-Balance sheet arrangements
We did not have any off-balance sheet arrangements as of December 31, 2023.
Recently adopted accounting pronouncements
None during the nine-month period ended December 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had no outstanding indebtedness for borrowed money as of December 31, 2023.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2023 as compared to the fiscal year ended March 31, 2023.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Customer A*	**	25.7%	**	21.3%
Customer G	24.0%	**	17.5%	**
Top five largest customers	54.2%	56.1%	43.3%	40.6%
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

The following table sets forth the total accounts receivable, net of allowance for doubtful accounts and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable, net of allowance and contract assets, from our top five customers by percentage during the periods included below:

	As of
	December 31, 2023	March 31, 2023
	(Unaudited)
Customer A*	12.1%	15.2%
Customer F	11.3%	14.0%
Customer G	20.2%	**
Top five largest customers	52.5%	43.5%
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
Based on our overall currency rate exposures as of December 31, 2023 and March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Based on the results of its evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We may not be able to convert our orders in backlog into revenue.
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
We face intense competition from a large number of solar tracker companies in nearly all of the markets in which we compete. The solar tracker industry is currently fragmented. This may result in price competition which could adversely affect our revenue and margins.
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
We may also face adverse competitive effects from other participants in the solar industry. For example, the price for solar panels has experienced significant declines in several markets globally in recent periods. Substantial pricing declines for panels can make the returns on investment for tracker technology less competitive in comparison to fixed tilt racking systems. In addition, EPCs subjecting their subcontractors who compete for their business, such as us, to contractual clauses that carry higher contractual risk to us, such as “pay if paid” clauses that requires an EPC to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly fluctuations in the past as a result of fluctuations in our customers’ businesses, changes in local and global market trends, seasonal weather-related disruptions, permitting and interconnection delays and equipment shortages. For example, our customers’ ability to install solar energy systems is affected by weather, such as during the winter months. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.
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
As a result of changes made by the IRA, United States taxpayers will generally also be allowed to elect to receive a production tax credit (“PTC”) in lieu of the ITC for qualified solar facilities the construction of which begins before January 1, 2025, that are placed in service after 2021. The PTC is available for electricity produced and sold to unrelated persons in the ten years following a project’s placement in service and is equal to an inflation-adjusted amount 2.75 cents per kilowatt hour for calendar year 2023 (for projects placed in service after 2021), assuming the prevailing wage and apprenticeship requirements described above are satisfied or deemed satisfied, reduced by 80% if those requirements are not satisfied) for every kilowatt-hour of electricity produced by a facility. The available credit amount is increased by 10% if the domestic content requirements described above are satisfied.

Certain additional incremental PTCs are also available similar to the incremental ITCs described above. These amounts may be adjusted for 2024 and future years in future IRS notices.
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
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability, including the Israel-Hamas conflict (including the disruption of transporting goods through the Suez canal), continued inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. Any general weakening of, and related declining corporate confidence in, the global economy could cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us, which could have a material adverse effect on our business, financial condition and results of operations.
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
On April 1, 2022, the U.S. Department of Commerce (“Commerce”) initiated anti-circumvention inquiries of the U.S. antidumping and countervailing duty orders on crystalline silicon PV (“CSPV”) solar cells and modules from China (“Solar 1 Orders”) covering merchandise from Vietnam, Malaysia, Thailand, and Cambodia pursuant to Section 781 of the Tariff Act of 1930. On August 18, 2023, Commerce issued its final determination, affirmatively finding that certain CSPV solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China from certain producers/exporters, are circumventing the Solar 1 Orders and therefore should be subject to the antidumping and countervailing duty liabilities arising from those orders. Commerce instructed U.S. Customs and Border Protection to suspend liquidation and collect cash deposits for entries entered on or after April 1, 2022.
Duties arising from these affirmative determinations could result in cash deposit payments and eventual final duty payments that vary but may amount to over 250% of the entered value of the imported merchandise. However, on June 6, 2022, President Biden issued an emergency declaration under Section 318 of the Tariff Act of 1930 delaying the imposition of any cash deposit or duty payment obligations on merchandise subject to these inquiries until the earlier of (i) the expiration of the order on June 6, 2024, or (ii) the President terminates the emergency declaration. Merchandise from the four subject countries covered under the scope of these inquiries should therefore not be subject to any antidumping or countervailing duty liabilities under the Solar 1 Orders until the termination of the emergency declaration as long as the importer(s) and exporter(s) follow proper certification procedures that will be implemented by Commerce. The validity of this moratorium on the imposition of any cash deposit or duty payment obligations is being challenged in a recently filed lawsuit seeking a preliminary injunction to eliminate the moratorium and to suspend the liquidation of imported CSPV solar cells and modules, which may ultimately allow for the retroactive imposition of duties on modules that were imported during the period when the moratorium was in effect.

The elimination of the moratorium (and, in particular, if such event occurs prior to the anticipated expiration date), as well as the affirmative determinations could have an adverse effect on the global solar energy marketplace, and as such, an adverse effect on our business, financial condition, and results of operations. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of Commerce’s final determinations on the projects that are also intended to use our products as well as the result of the ongoing litigation. Such impacts are largely out of our control and may include project delays or cancellations. The ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain.

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
We may not be able to convert our orders in backlog into revenue.

Backlog can be subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. Cancellation of or adjustments to contracts may occur.

The failure to realize all amounts in our backlog could adversely affect our future revenue and gross margins. As a result, our backlog as of any particular date may not be an accurate indicator of our future financial performance.
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
Although the COVID-19 pandemic appears to have abated, its long-term effects on the global economy, including ongoing significant inflation, continue to affect our business. Furthermore, should another pandemic arise, this could further negatively affect our operations and financial results.
The impact on our business of the occurrence of another public health crisis could in the future include:
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
We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We have applied for patents in numerous countries across the world, including in the United States, Europe and China, and have received 95 patents in the United States and 196 foreign patents as of December 31, 2023. Our U.S. issued patents are scheduled to expire between 2029 and 2041. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology. While a presumption of validity exists with respect to United States patents issued to us, there can be no assurance that any of our patents, patent applications or other intellectual property rights will not be, in whole or in part, opposed, contested, challenged, invalidated, circumvented, designed around or rendered unenforceable. If we fail to obtain issuance of patents or registration of other intellectual property, or our patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, pursuant to, for example, judicial or administrative proceedings including re-examination, post-grant review, interference, opposition, or derivation proceedings, the coverage of patents and other intellectual property rights afforded our products could be impaired. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subject to attacks on ownership, validity, enforceability or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products. Moreover, our patents and patent applications may only cover particular aspects of our products, and competitors and other third parties may be able to circumvent or design around our patents. Competitors may develop and obtain patent protection for more effective technologies, designs or methods. There can be no assurance that third parties will not create new products or methods that achieve similar or better results without infringing upon patents we own. If these developments were to occur, it could have an adverse effect on our sales or market position.
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
In the United States, there are numerous federal, state and local privacy and data protection laws, regulations and rules governing the collection, sharing, retention, disclosure, security, transfer, storage and other processing of personal information. For example, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive practices in or affecting commerce, which extends to privacy and data protection practices. There is also discussion in Congress of new federal privacy and data protection laws to which we may become subject if enacted. At the state level, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires companies that process information relating to California residents to implement stringent data protection measures and to make disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and a private right of action for California residents in the event of certain data breaches. Similar laws have passed in a number of other states, complicating the compliance landscape, and additional privacy and data protection laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
We also are, or may become, subject to applicable laws, regulations and rules relating to privacy, data protection, cybersecurity and consumer protection in the foreign jurisdictions in which we do business. For example, the European Economic Area (“EEA”), composed of the European Union (“EU”) member states and Iceland, Liechtenstein and Norway, and the United Kingdom (“UK”) have imposed stringent legal and regulatory obligations under the EU General Data Protection Regulation (“EU GDPR”) and UK General Data Protection Regulation (“UK GDPR”), respectively, on companies regarding the collection, sharing, retention, disclosure, security, transfer, storage and other processing of personal data. While the EU GDPR and UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on privacy and data protection and reform its relevant laws, including in ways that may differ from the EU GDPR. While these developments increase uncertainty with regard to privacy and data protection regulation in the U.K., even in their current, substantially similar form, the EU GDPR and UK GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related certainty. Administrative fines of up to the greater of €20 million (or £17.5 million under the UK GDPR) and 4% of our global turnover can be imposed for breaches of the EU GDPR and UK GDPR.
Legal developments in the EEA, including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EEA to the U.S. under the EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the UK for the UK-U.S. Data Bridge). However, the adequacy decision does not foreclose, and is likely to face, future legal challenges and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data from the EEA or the UK. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the EU GDPR, UK GDPR and the privacy and data protection laws of other jurisdictions in which we operate, such controls and procedures may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Risks related to the Transactions and our prior relationship with Flex
We have only operated as a separate, publicly traded company since the IPO, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Our historical financial information included in this Quarterly Report is derived from the consolidated financial statements and accounting records of Flex until February 8, 2023 (the “IPO date”). The audited financial statements included in the Form 10-K reflect our operations as a separate, publicly traded company only since the IPO date, which is less than one fiscal year. In addition, under applicable accounting rules, we were required to reflect certain costs associated with being a public company in the post-IPO period of 2023 as opposed to over the entire fiscal year. Accordingly, the historical financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Prior to the Transactions, our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company. Flex or one of its affiliates performed various business functions for us such as legal, finance, treasury, accounting, auditing, tax, human resources, investor relations, corporate affairs, compliance support, logistics and bonding support, procurement and planning services, as well as the provision of leased facilities and business software and IT systems. For periods prior to the IPO, our historical financial results reflect allocations of corporate expenses from Flex or autonomous entity adjustments for such functions and may be different than the expenses we would have incurred had we operated as a separate publicly traded company for such periods. Our cost related to such functions have increased relative to costs prior to the IPO date, and may continue to increase as we reduce our reliance on Flex business functions going forward.
•Historically, certain aspects of our business have been integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex and continue to rely on Flex for certain business functions pursuant to such agreements, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. Further, such agreements will eventually terminate following the completion of the Spin Transactions and we will need to provide the services provided under such agreements internally or obtain them from unaffiliated third parties, which may divert management’s attention from other aspects of our business operations. This could have an adverse effect on our results of operations and financial condition relative to periods prior to the IPO. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.
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
Because of their current or former positions with Flex, certain of our executive officers and directors own equity interests in Flex. Continuing ownership of Flex ordinary shares and equity awards could create, or appear to create, potential conflicts of interest if we and Flex face decisions that could have implications for both Flex and us. In addition, one of Flex’s current directors also serves as our director, and this could create, or appear to create, potential conflicts of interest when we and Flex encounter opportunities or face decisions that could have implications for both companies.
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

Notwithstanding that, pursuant to the LLC Agreement, the LLC generally is required from time to time to make pro rata cash distributions, or tax distributions, to the holders of LLC common units to help each of the holders of the LLC common units to pay taxes on such holder’s allocable share of taxable income of the LLC. As a result of potential non pro rata allocations of net taxable income allocable to us and the other holders of its LLC common units, the difference in tax rates applicable to corporations and individuals and the favorable tax benefits that we anticipate receiving from the IPO, the Follow-on, and certain related transactions, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to the LLC, the existing owners of the LLC would benefit from any value attributable to such accumulated cash balances as a result of an exchange of their LLC common units and corresponding shares of Class B common stock under the Exchange Agreement.

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
We entered into a Tax Receivable Agreement with the LLC, Yuma, Yuma Sub, TPG Rise and the TPG Affiliates in connection with our IPO. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex's affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the Follow-on or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG Inc. ("TPG") that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings we will be deemed to realize associated with the tax benefits described above would aggregate to approximately $525.9 million over 20 years from October 25, 2023 based on the public offering price of $46.85 per share of our Class A common stock, which was the last reported sale price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2023 (the last trading day in our fiscal 2024 third quarter), and assuming all future exchanges of LLC common units occurred on December 31, 2023. Under such scenario we would be required to pay the owners of LLC common units approximately 85% of such amount, or $447.0 million, over the 20-year period from December 31, 2023, and the yearly payments over that time would range between approximately $37.9 to $0.1 million per year. Such payments will reduce the cash provided to us by the tax savings described above. As a result, holders of Class A common stock will not be entitled to the economic benefit of the tax benefits subject to the Tax Receivable Agreement that would have been available if the Tax Receivable Agreement were not in effect (except to the extent of our continuing 15% interest in the tax benefits subject to the Tax Receivable Agreement). The actual amounts may materially differ from these hypothetical amounts, as potential future tax savings we will be deemed to realize, and Tax Receivable Agreement payments by us, will be calculated based in part on the market value of our Class A common stock at the time of purchase or exchange and the prevailing federal tax rates applicable to us over the life of the Tax Receivable Agreement (as well as the assumed combined state and local tax rate), and will generally be dependent on us generating sufficient future taxable income to realize the benefit.

Our payments to others under the Tax Receivable Agreement are not conditioned upon any recipient’s
(or their permitted assignees’) ownership of us.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Mergers), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). If we were to elect to terminate the Tax Receivable Agreement immediately after the Spin Transactions, based on the public offering price of $46.85 per share of our Class A common stock, which was the last reported sale price of our Class A common stock on the Nasdaq Global Select Market on December 29, 2023 (the last trading day in our fiscal 2024 third quarter), and a discount rate equal to SOFR plus 100 basis points, we estimate that we would be required to pay $270.8 million in the aggregate under the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
The market price of our Class A common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in trading price of our Class A common stock include the following:
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
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders, including TPG, or our incurrence of debt.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could result in a decrease in the market price of our Class A common stock. As of December 31, 2023, we had 144,682,764 outstanding shares of Class A and Class B common stock.
Subject to the restrictions described in the paragraph below, as of January 2, 2024, Flex no longer directly or indirectly holds any shares of our common stock. However, future sales of shares of our Class A common stock in the public market by TPG will be subject to the volume and other restrictions of Rule 144 under the Securities Act, for so long as TPG is deemed to be our affiliate, unless the shares to be sold are registered with the SEC. Certain affiliates of Flex and TPG have rights, subject to some conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we may file for ourselves or other stockholders. We are unable to predict whether or when TPG will sell or otherwise dispose of additional shares of our Class A or Class B common stock. The sale or other disposition by TPG of a substantial number of shares, or a perception that such sales or other dispositions could occur, could significantly reduce the market price of our Class A common stock.
In addition, all of the shares of Class A common stock issued in the Spin Transactions were registered with the SEC, and therefore were immediately available for resale in the public market, subject to volume limitations applicable to affiliates (as that term is defined in Rule 144 of the Securities Act). The number of holders of Class A common stock immediately after the Merger are substantially larger than the current number of holders of shares of Class A common stock. See “Risks Related to the Transactions, the Spin Transactions and our relationship with Flex—If holders of Flex ordinary shares who receive Class A common stock in the Transactions sell that stock immediately, it could cause a decline in the market price of Class A common stock.”
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
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
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
•the removal of the perceived “overhang” with respect to the Class A common stock that previously existed as a result of Flex’s majority voting control of Class A common stock;
•the simplification of Nextracker’s capital structure; and
•the Spin Transactions allowed Flex to dispose of a substantial portion of its ownership in Nextracker and Nextracker LLC in an orderly manner.
Nextracker may not achieve these or other anticipated benefits for a variety of reasons, including, among others:

•the Spin Transactions require meaningful amounts of time and effort which could divert management’s attention from the operation and growth of Nextracker’s business and other strategic endeavors;
•the full strategic and financial benefits expected to result from the Spin Transactions may not be realized fully or at all or may take longer to realize than expected;
•Nextracker is required to bear a number of non-recurring costs in connection with the Spin Transactions, including financial, legal and other advisory fees, financing fees, SEC filing fees and expenses, printing expenses and other related charges; and
•after a certain period following the completion of the Spin Transactions, Nextracker may no longer benefit from certain services provided by Flex to Nextracker under a transition services agreement, including certain legal, finance, internal audit, treasury, information technology, support, human resources, insurance and tax services, meaning Nextracker’s costs and expenses related to such support functions may increase following the completion of the Spin Transactions.
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
The Tax Matters Agreement was entered into by us, Yuma and Flex immediately prior to the Spin Distribution and which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distributions and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally imposes certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distributions or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, and results of operations.

As part of our business strategy, we expect to make investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Nicholas Marco Miller, COO	Adoption	December 8, 2023	X			Up to 8,355 shares	March 31, 2025
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit Number	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
10.1	Tax Matters Agreement, dated January 2, 2024, by and among Nextracker Inc., Flex Ltd. and Yuma Inc.		8-K	001-41617	10.1	January 2, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2∗	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
101
The following financial statements from Nextracker Inc.’s Quarterly Report on Form 10-Q for the three and nine- months ended December 31, 2023, filed with the Securities and Exchange Commission on February 6, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Redeemable Interest and Stockholders' Deficit / Parent Company Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Nextracker Inc.

Date:	February 6, 2024	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)