Form 10-K
period 2024-03-31
Nextracker Inc.
filed 2024-05-28
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

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
i

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on September 29, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $2.5 billion.
 As of May 20, 2024, there were 141,291,252 shares of the registrant’s Class A common stock outstanding and 3,856,175 shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ii

iii

PART I
FORWARD-LOOKING STATEMENTS
Special note regarding forward-looking statements
Certain statements included in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: our future financial performance, cash flows, liquidity position or other results; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; the effects of the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) on our business; expected payments under the Tax Receivable Agreement (as defined below); growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future tax rates, tax credits and other tax provisions; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “will,” “may,” “should,” “could,” “would,” “believe,” “anticipate,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe to be appropriate, and speak only to our expectations as of the date of this Annual Report on Form 10-K.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or other events to be materially different from any future results, performance or other events expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits hereto, completely and with the understanding that our actual future results, performance or other events may be materially different from what we expect.
Important factors that could cause actual results, performance or other events to differ materially from our expectations include:
•the demand for solar energy and, in turn, our products;
•competitive pressures within the solar tracker industry;
•competition from conventional and other renewable energy sources;
•variability in our results of operations, including as a result of fluctuations in our customers’ businesses as well as seasonal weather-related disruptions;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy;
•our reliance on our suppliers and any problems with our suppliers or disruptions in our supply chain;
•our ability to rapidly establish U.S. or foreign supplier manufacturing in response to business conditions or criteria for government incentives;
•changes in the global trade environment, including the imposition of import tariffs or bans;
•a further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, impacting the ability of project developers and owners to finance the cost of a solar energy system;

•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment to us;
•defects or performance problems in our products;
•delays, disruptions or quality control problems in our product development operations;
•global disruption related to the ongoing conflicts between Russia and Ukraine and Israel and Hamas;
•pressure on margins or the availability of solar project financing due to inflation;
•severe weather events, natural disasters and other catastrophic events;
•our continued expansion into new markets;
•our indebtedness;
•electric utility industry policies and regulations;
•decreases in the price of electricity;
•our failure to protect our intellectual property and trade secrets or to successfully defend against third-party claims of infringement;
•cybersecurity or other data incidents; and
•the other risks and uncertainties set forth in the section entitled “Risk Factors.”
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
Market and industry data
We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in the section titled “Business.” We have obtained the market data from certain third-party sources of information, including publicly available industry publications and subscription-based publications, including the following:
•Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020
•Lazard Ltd., Levelized Cost of Energy Plus, April 2023
•Renewables Now, Renewables 2020 Global Status Report, 2020
•Wood Mackenzie Ltd., Global solar PV Tracker Market Share 2023
•Wood Mackenzie Ltd., The Global PV Tracker Landscape 2016: Prices, Forecast, Market Shares and Vendor Profiles, October 2016
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

ITEM 1. BUSINESS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Nextracker,” the “Company,” “we,” “us” and “our” shall mean both Nextracker LLC (the "LLC") and its consolidated subsidiaries prior to the IPO (as defined below) and to Nextracker Inc. and its consolidated subsidiaries following the IPO and the related transactions completed in connection with and subsequent to the IPO.
Our vision
We envision a world powered by renewable energy where clean, affordable power is available to all.
Our mission
Our mission is to be the most trusted and valued renewable energy company by delivering intelligent, reliable, and productive solar power.
Overview
We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Our products enable solar panels to follow the sun’s movement across the sky and optimize utility-scale plant performance. With power plants operating in more than 30 countries worldwide, we offer solar tracker technologies that increase energy production while reducing costs for significant plant return on investment ("ROI"). We are the global market leader based on gigawatts ("GW") shipped for eight consecutive years.
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
We have shipped more than 100 GW of our solar tracker systems as of March 31, 2024 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. We are a qualified, preferred provider to some of the largest solar EPC firms and solar project developers and owners in the world.
We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex Ltd ("Flex") in 2015. On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders (the "spin-off") and we are now a fully independent company.
Our growth and success are evidenced by our operating and financial results in the fiscal years 2024, 2023 and 2022:
•We generated revenue of $2.5 billion, $1.9 billion, and $1.5 billion for fiscal years 2024, 2023 and 2022, respectively.
•We generated gross profit of $813.0 million, $287.0 million and $147.0 million for fiscal years 2024, 2023 and 2022, respectively. Non-GAAP gross profit was $702.7 million, $300.0 million and $152.6 million for fiscal years 2024, 2023 and 2022, respectively.
•We generated operating income of $587.1 million, $168.5 million and $65.9 million for fiscal years 2024, 2023 and 2022, respectively. Non-GAAP operating income was $522.8 million, $203.1 million and $90.4 million for fiscal years 2024, 2023, and 2022, respectively.
•We generated net income of $496.2 million, $121.3 million and $50.9 million in fiscal years 2024, 2023 and 2022, respectively.

•Non-GAAP net income was $451.4 million, $153.1 million and $69.9 million for fiscal years 2024, 2023 and 2022, respectively.
•Adjusted EBITDA was $521.5 million, $209.0 million and $92.3 million for fiscal years 2024, 2023 and 2022, respectively.
•Net income as a percentage of revenue was 19.8%, 6.4% and 3.5% for fiscal years 2024, 2023 and 2022, respectively.
•Adjusted EBITDA as a percentage of revenue was 20.9%, 11.0% and 6.3% for fiscal years 2024, 2023 and 2022, respectively.
Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. See "Non-GAAP measures" section within "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.
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
Solar is the fastest growing segment of the renewable energy sector and has become one of the most cost-effective forms of wholesale energy generation. According to Lazard, from 2009 to 2023, the cost of solar generation fell by 83%.1 Today, solar electricity is competitive with both natural gas and wind and costs significantly less than some conventional generation technologies such as coal and nuclear.
Today’s utility-scale solar plants have evolved from fixed-tilt systems to generally rely on solar tracking technologies that increase electricity generation and improve economics for plant owners by enabling solar panels to rotate and follow the sun2’s movement across the sky. Single axis solar trackers can increase energy yield of solar projects and generate up to 25% more energy than projects that use fixed-tilt, or stationary, panel mounting systems that do not track the sun. The additional cumulative revenue from energy production that trackers provide typically exceeds the incremental cost of using a tracking system, improving the LCOE and providing significant ROI for solar projects.
Our solutions
We provide intelligent, integrated solar tracker and software solutions that use an innovative design approach to enable new capabilities and to expand the viability of trackers across a broader range of topographical and climate conditions.
As part of our mission, we seek to offer low carbon technology solutions and sustainable supply chain initiatives to help drive a clean energy future.
Solar tracking solution portfolio
NX Horizon is our flagship solar tracking solution. NX Horizon’s smart solar tracker system delivers what we believe to be an attractive LCOE and has been deployed more than any other tracker in our portfolio. Based on our internal analysis, experience and customer feedback, we believe we generally have an LCOE advantage compared to legacy linked row trackers. NX Horizon’s system mounts a single line of panels along a tracker row. NX Horizon’s reliable self-powered motor and control system, balanced mechanical design and independent-row architecture provide project design flexibility while lowering operations and maintenance costs. With its self-aligning module rails and vibration-proof fasteners, NX Horizon can be easily and rapidly installed. The self-powered, decentralized architecture allows each row to be commissioned in advance of site power and is designed to withstand high winds and other adverse weather conditions. NX Horizon combines several key features that improve performance, reliability and operability compared to competing designs.
1 Lazard Ltd, 2023 Levelized Cost of Energy+ version 16.
2 Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020

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
•Independent rows. Over the last decade, the substantial decrease in the cost of electric motors and control systems helped accelerate the adoption of independent row tracking systems over linked-row architectures. In addition to the ability to rotate each row individually, independent rows provide many benefits such as increased redundancy and therefore lower risk of single points of component failure, site layout flexibility, including reduced grading requirements, ease of installation, and ease of maintenance and operations, including unrestricted vehicle access.
•Mechanically-balanced rows. Our patented, mechanically-balancing rows have several benefits, including greater range of motion, less energy required to rotate the panels than competing products, and reduced component wear and tear. Mechanical balancing also enables greater elevation of solar panels above a central support beam (torque tube), significantly improving energy production in bifacial applications by allowing more reflected light to reach the back side of the panel. Bifacial panels capture sunlight on both their front and back sides and are frequently adopted in utility-scale projects.
•Self-powered. Our tracker design includes the placement of a small solar panel on each row that powers the trackers, eliminating the need for more expensive AC power. In addition, our self-powered controller also enables advanced software capabilities by collecting and distributing real-time sensor data.
•Terrain following capability. Unlike typical designs that constrain tracker rows to a plane, Nextracker’s NX Horizon-XTR and NX Horizon XTR-1.5 variants conform to a site's natural terrain undulations. XTR eliminates or reduces the cost and impact of cut-and-fill earthworks, without complex joints or additional components, reduces foundation material, eases permitting, and accelerates project construction schedules while minimizing environmental impact and reducing project risk. NX Horizon-XTR’s ability to significantly reduce earthwork, allows many otherwise infeasible sites to become economically viable for solar trackers. Less earthwork lowers upfront costs and improves scheduling while mitigating environmental impacts to topsoil, natural habitats, native vegetation, and natural drainage features.
•Embedded sensors and connectivity. Our embedded sensors and wireless mesh network with real-time connectivity enable visibility and system monitoring of critical components and remote maintenance, upgrades, and future software enhancements if separately purchased by the customer.
•Operation and maintenance efficiency. Our highly engineered fasteners replace standard nuts and bolts. Our fasteners increase long-term reliability and eliminate the need for periodic inspection and maintenance required by systems held together with nuts and bolts.
•Sealed, elevated drive system. All our trackers have sealed gears, motors and controllers, which are typically elevated three or more feet above the ground, helping to protect the system against dust, flooding and ground accumulations of snow and ice.
In April 2024, we launched NX Horizon Low Carbon, the industry’s first solar tracker solution with a reduced carbon footprint, which means less embodied carbon dioxide equivalent greenhouse gas emissions compared to our traditional offshore-produced tracker. Initially offered in the U.S. market, our flagship NX Horizon solar tracker system is offered with locally sourced materials, including the use of the electric arc furnace (EAF) manufacturing, recycled steel, and logistics strategically located near project sites. Third-party verified Life Cycle Assessment (LCA) methodology provides our customers with documentation on reductions in carbon footprint, land use, water consumption and other metrics associated with the entire lifecycle, including sourcing, manufacturing, delivery, and operation of solar trackers.
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

TrueCapture is an intelligent, self-adjusting tracker control system that uses machine learning to increase typical solar power plant energy yield between 1-2% for the majority of projects. While linked row tracking systems angle all rows in an identical direction facing the sun, TrueCapture boosts solar power plant production by continuously optimizing the position of each individual tracker row in response to site features such as varying topography and changing weather conditions.
NX Navigator assists solar power plant owners and operators in monitoring, controlling and protecting their solar projects. An intuitive dashboard helps plant managers to precisely visualize real-time operational data at the site, subfield and individual tracker level. In addition, NX Navigator’s safety features include single click Hurricane/Typhoon Stow and Hail Stow modes, both of which quickly command solar trackers to rotate to maximum tilt positions towards user selected stow direction, in response to inclement weather and significantly reduce the risk of damage to the solar panels.
Zonal Diffuse expands on TrueCapture’s yield optimization and control software and is a new tracking function that enhances energy generation during rapidly changing irradiance conditions. This new technology includes additional high spatial resolution sensing and new control algorithms, adjusting trackers to variations in cloud cover across the entire power plant. Power plants equipped with Zonal Diffuse can “chase clouds” for additional energy gains, without compromising tracking performance during clear sky conditions. Zonal Diffuse complements TrueCapture’s terrain-adaptive row-to-row tracking mode and Split Boost, a tracking optimization algorithm for half-cell modules.
Benefits of our solution
We approach tracking with a holistic and forward-thinking view toward increasing solar power plant energy production levels and decreasing operating and maintenance costs. Our trackers provide high levels of performance and operability and improve over time through our separately licensed software solutions. We see trackers as not only a physical mounting and rotating platform for solar panels, but also as a nexus of intelligent control and optimization for the entire solar plant. Our innovative approach provides the following significant competitive advantages:
•Next-generation architecture. Our self-balancing, independent-row architecture provides many performance and cost advantages, including improved reliability, easier access for maintenance vehicles, a wide rotational range and the ability to optimize the tracker angle on a row-by-row basis for increased energy production. Unlike some linked-row designs, our key drive components are located well above ground to reduce risk from flooding and ground accumulations of snow and ice.
•Advanced software and sensor capabilities. We optimize performance and operability through hardware and software integration, validated by rigorous testing and field-based measurement and verification. Our software solutions interface with our network of data-mining sensors dispersed throughout the solar plant and enable operators to optimize performance for various shading and lighting conditions and efficiently manage the solar plant at scale.
•Ease of deployment. Our solutions are designed to enhance system configuration and planning for customers, reduce costs associated with grading, earthworks, anchoring, deployment and other installation, and reduce time to deploy and operationalize. Our trackers are self-powered, reducing ongoing system reliance on more costly AC power and allowing newly-constructed plants to begin generating solar power weeks or months sooner than tracking solutions that require external power to operate.
•Future upgradability. We take an innovative approach to ‘future proofing’ the optimization of our trackers over time, enabling the release of improved features and capabilities to both legacy and new solar projects via future software enhancements to our separately sold software solutions.
•Severe weather mitigation. Our systems combine multiple approaches to reduce risk of damage while maintaining as much energy production as feasible in severe weather conditions. Our trackers use wind stowing methods and damping based on research on dynamic wind force mitigation, reducing the risk associated with high winds while seeking to minimize energy production impacts. Our software also provides rapid stowing modes to reduce risk of damage from hail and a feature that automatically puts the panels into stow position shortly after a loss of utility power.
•Superior production for bifacial solar panels. Our tracker platforms are designed to optimize production from bifacial solar panels. Bifacial panels capture sunlight on both their front and back sides and are increasingly adopted in utility-scale projects. Our architecture is designed to mitigate obstructions that can block reflected light from reaching the back side of the panels.

Customers
Our large and diversified customer base consists of over 200 active customers across more than 30 countries as of March 31, 2024. Customers and owners of our products include many of the largest and most successful companies in the industry. Our EPC customers often build multiple projects at a time for their customers and purchasing decisions are typically made on a per-project basis. A small number of customers deploy our products for ground-mounted distributed generation projects such as powering the customers’ buildings or facilities. For fiscal year 2024, we derived 68% of our revenue from projects in the U.S. and 32% from projects in international markets.
In fiscal year 2023, we began our Volume Commitment Agreement ("VCA") program, which consists of signed contracts with developers, plant owners, and EPCs comprising multiple projects typically to be deployed over multiple years. By the end of fiscal year 2024, our backlog is over $4.0 billion and includes project-specific purchase orders and VCAs comprising multiple specific projects. We define backlog as executed contracts or purchase orders with deposits and specific bills of materials for EPCs and VCAs with customer deposits on portfolios of specific projects with indicated project start dates.
Sales and marketing
Our sales and marketing strategy is focused on building long-term relationships with key parties involved in developing, building, owning and maintaining utility-scale solar projects. We educate those parties on the benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance and advanced software and sensor capabilities compared to competing products. We leverage a variety of techniques to build awareness of and communicate our value propositions, including comprehensive digital marketing campaigns, independent studies, white papers, training programs, thought leadership seminars and participation in industry conferences and events. We sell systems both on an individual project basis and through long-term master supply agreements.
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
In the United States, we maintain dedicated sales staff principally in California and Tennessee, providing coverage across an expansive geographic market. Our international sales representatives are located in Spain (Madrid and Seville), Australia (Manly), Mexico (Mexico City), India (Hyderabad), United Arab Emirates (Dubai) and Brazil (São Paulo). Sales employees in Madrid, Manly, Mexico City, Hyderabad and São Paulo are supplemented by regional project engineering and project management staff with significant local expertise. These regional teams leverage deep understanding of local jurisdictions, regulations, language and culture, and location-specific installation considerations of each project to foster customer success. Several international offices complement our U.S. headquarters with supply chain, operations and R&D support. Our Hyderabad, India office had over 300 employees across sales, engineering, project management and corporate support functions as of March 31, 2024. This office serves not only as a regional hub to support deployments in South Asia and the emerging Middle East and Africa markets, but also as an independent R&D center that conducts parallel technology development alongside our U.S. headquarters, accelerating time to market for new features and products.
Research and development
We commit significant resources to our research and development efforts in order to maintain and extend our differentiated technology and innovation leadership and to enhance value for our customers.
We operate state of the art product testing facilities to conduct functional and reliability testing for both individual components and complete system architectures. Approximately 7,800 square feet of laboratory space is dedicated to rapid prototyping and mechanical, electrical and environmental analysis of our products. Our “Center of Solar Excellence” is located adjacent to our Fremont, California headquarters. This six-acre outdoor facility serves as a collaborative technology showcase and research facility, enabling our engineering teams and technology partners to develop, test and commercialize proprietary technologies in a real-world power plant setting. This facility is co-located with our core engineering personnel and allows us to accelerate time-to-market for new products. Additionally, we have a Center of Solar Excellence located in Brazil.
We also sponsor an internal program to incubate new product concepts with a dedicated team focused on next generation technologies. This team explores a variety of ideas for potential adoption by our core business. It has considered concepts such as plant-level software and control solutions, modular power plant and microgrid platforms, and intelligent integration of power plant components and systems.
We believe we lead the industry in R&D related to severe weather mitigation and have pioneered work in dynamic wind force analysis in collaboration with leading engineering firms. Our groundbreaking wind-tunnel studies led to the characterization of phenomena such as vortex shedding and influenced tracker wind-protection strategies throughout the industry. Similarly, to understand hail damage risk, we worked with third-party labs to develop optimized protection strategies which ultimately informed our NX Navigator tool. We have a team with significant experience in the solar tracking industry from a number of engineering fields, including electrical, civil and mechanical. As of March 31, 2024, we had 277 employees in R&D, inclusive of engineers, data scientists, and other related functions.
Our R&D efforts extend beyond the tracker and include initiatives related to the integration of other power plant components to reduce costs and improve performance, availability and dispatchability. The team has successfully extended our core technologies to offer superior integration with energy storage systems as they become prevalent.
Intellectual property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. As of March 31, 2024, we had 104 issued U.S. patents, 227 granted non-U.S. patents and 295 U.S. and non-U.S. patent applications pending, including provisional patent applications pending in the U.S. and pending applications across our product portfolio. Our U.S. issued patents are scheduled to expire between 2028 and 2041. We have an additional 115 granted U.S. and non-U.S. patents with 11 U.S. and non-U.S. patents applications pending from recent patent applications that are in progress. Our patents cover the broad range of our solutions, including mounting, assemblies, software, methods and solar tracker-related technologies.
In addition to patent protections, we rely on trade secret laws in the U.S. and similar laws in other countries to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.
We also use confidentiality agreements and other contractual arrangements to protect our intellectual property. Our policy is for our employees to enter into confidentiality and proprietary information agreements to address intellectual property protection issues and to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans. We may not have entered into such agreements with all applicable personnel, customers and partners, and, in the case of proprietary information agreements, such agreements may require additional documentation to assign any proprietary information to us. Moreover, such individuals or entities could breach the terms of such agreements.

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
United States federal incentives
Historically, the most significant incentive program to our business has been the investment tax credit ("ITC") for solar energy projects. The ITC allows a taxpayer to offset its federal income tax liability by a percentage of its eligible cost basis in a solar energy system put to commercial use. More recently, federal incentives related to the production of domestic content have provided additional incentives as further described below.
The Inflation Reduction Act of 2022 ("IRA") made significant changes to the incentives available to solar energy projects. As a result of changes made by the IRA, United States taxpayers may be entitled to a 30% ITC for certain qualifying projects placed in service after 2021 and increased further to 40% for projects placed in service after 2022 that satisfy certain “domestic content” requirements. For projects placed in service after 2022, these credit amounts are subject to an 80% reduction if the project (1) does not satisfy prevailing wage and apprenticeship requirements, (2) has a maximum net output that is greater than or equal to one megawatt of electrical (as measured in alternating current) or thermal energy and (3) begins construction on or after January 29, 2023 (the date that is 60 days after the Internal Revenue Service ("IRS") released guidance relating to the prevailing wage and apprenticeship requirements).
Under the IRA, for certain qualifying projects placed in service after 2024, each of the ITC and the production tax credit ("PTC"), will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC, but also require that projects satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. This new tax credit regime will continue to apply to projects that begin construction prior to the end of 2033, at which point the credits will become subject to a phase-out schedule.
In addition, certain other incremental tax credits are potentially available for facilities located in “energy communities” or “low income communities” or that are part of “low-income benefit projects” or “low-income residential building projects.” Alternatively, under the IRA, United States taxpayers can receive a PTC, but not both the PTC and ITC for the same project. The PTC is available for electricity produced by a qualifying solar project and sold to unrelated persons in the ten years following the qualifying solar project’s placement in service and is equal to an inflation-adjusted amount of 2.75 cents per kilowatt hour for calendar year 2023 (for projects placed in service after 2021), for every kilowatt-hour of electricity produced by a qualifying solar project, which inflation-adjusted amount is updated annually. The credit is increased by 10% of the credit amount for projects that satisfy "domestic content" requirements. The PTC is subject to the same 80% reduction if certain requirements are not met, and other incremental credits are available for the PTC as well.
A qualified facility or energy project generally seeking a domestic content bonus credit must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer reporting a domestic content bonus credit must satisfy certain certification, recordkeeping, and substantiation requirements.
On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. In Notice 2023-38, the Treasury Department and the IRS announced their intent to propose regulations in the future that will apply to taxable years ending after May 12, 2023, and that in the interim, taxpayers may rely on the rules described in Notice 2023-38 for the domestic content bonus credit requirements for any qualified solar energy project the construction of which begins before the date that is 90 days after the date of publication of the forthcoming proposed regulations in the Federal Register.
More recently, the U.S Treasury Department and the IRS released Notice 2024-41 on May 16, 2024 providing additional guidance with respect to the IRA’s domestic content bonus credit, which provides a new safe harbor that taxpayers may elect to use to classify applicable project components and calculate the domestic cost percentage in an applicable project to qualify for the domestic content bonus credit amounts.
On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on the Section 45X advanced manufacturing production credit (the “Section 45X Credit”), which is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. In addition to solar cells, panels, inverters, battery components and other solar energy components, such tax credits are available for U.S. manufacturing of certain tracker components—specifically, torque tubes and structural fasteners. The Section 45X Credits are available through the end of calendar year 2032 for manufacturers of eligible components that are produced in the United States and sold to an unrelated party after 2022.
The amount of the Section 45X Credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to 87 cents per kilogram and $2.28 per kilogram, respectively, through the end of 2029.
The Section 45X Credit amount will be reduced by 25% of these amounts in each of calendar years 2030, 2031 and 2032. We expect our eligible U.S. manufacturing suppliers to avail themselves of the Section 45X Credits and we will seek to apportion some of these economic benefits into our cost of acquiring torque tubes and fasteners.
While the Section 45X Credits available under the IRA may provide for tax benefits, the proposed regulations have not been finalized and remain subject to public comment. There is uncertainty as to how the provisions under the IRA will be interpreted and implemented. While we believe that certain of our products, namely our torque tubes and a portion of our structural fasteners, will qualify under Section 45X, our ability to ultimately benefit from Section 45X and other IRA tax credits is not guaranteed and is dependent to a large degree upon the final scope, terms and conditions of the Treasury regulations.
Changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the IRA.
The federal government also currently permits accelerated depreciation by the owner, and in some cases “bonus” depreciation (e.g., 100% in the case of property placed in service during 2022 and then phasing out 20% per year thereafter), based on the year the property is placed in service, for certain equipment it purchases, including solar energy systems.
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
Manufacturing
We utilize a ‘capex-light’ manufacturing model, in which most components, including steel parts, are produced by outside qualified vendors through contract manufacturing arrangements. As of March 31, 2024, total global manufacturing capacity was approximately 1,000 MW per week, enabling the support of approximately 50 GW of annual shipments. By outsourcing most of our product manufacturing, we achieved this global capacity with close to no capital investment.
As of March 31, 2024, we had more than 80 suppliers located in 19 countries across five continents. This supply chain diversity reflects unique strategies for each of our key global customer markets, optimizing landed costs and lowering risk. We intend to continue to expand our manufacturing footprint to further enable local content in the markets we service.
For the U.S. market, in 2018 following the introduction of tariffs by the U.S. government on imports of Chinese steel and certain solar equipment, we shifted our supply chain to U.S. and other non-China vendors where possible, supplementing capacity with neighboring countries and countries with favorable commercial relationships with the U.S. In some other countries, we developed locally sourced components in order to meet regulatory or customer requirements.

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
Our U.S. supply chain approach has been to secure raw material supply commitments with steel mills located in various regions of the U.S. The steel coils produced by such mills are transferred directly to manufacturing suppliers, also known as fabricators, with whom we have established contract manufacturing agreements to produce finished tracker parts such as our primary component torque tubes. We currently have contracts to provide us with a total annual capacity of more than 30 GW of manufacturing for our primary components. More than 15 U.S. fabricators currently manufacture various tracker components. We have prioritized geographic location as a key criterion for U.S. fabricator selection, resulting in a regionally distributed network of manufacturing facilities that are often co-located with or near U.S. mills where steel is melted, processed and coated domestically. This minimizes material handling costs between production steps while reducing transportation costs and delivery times to regional customer project sites.
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
Competition
Our solutions are specialized products that are specific to the solar industry. The expertise required to design trackers and customers’ reluctance to purchase products from new entrants with a limited history has resulted in a bifurcation of providers based on their track record with major customers. Our principal competitors are Array Technologies (including STi Norland), GameChange Solar, PV Hardware, FTC Solar, Arctech Solar and Soltec. We also compete with smaller market participants in various geographies. From time to time, we compete indirectly with manufacturers of fixed-tilt systems in certain emerging markets.
We believe the principal factors that drive competition between vendors in the market include:
•established track record of product performance;
•system energy yield;
•software capabilities;
•product features;
•total cost of ownership and return on investment;
•reliability;
•customer support;
•product warranty terms;
•services;

•supply chain and logistics capabilities; and
•financial strength and stability.
Environmental, Social and Governance (ESG)
Our commitment to ESG is central to Nextracker’s mission and vision. We envision a world powered by renewable energy where clean, affordable power is available to all. We are on a mission to be the most trusted and valued renewable energy company by delivering intelligent, reliable, and productive solar power.
Our focus on sustainability and environmental stewardship starts with our commitment to the clean energy transition, offering low carbon technology solutions and sustainable supply chain initiatives.
Nextracker is committed to fostering, cultivating, and preserving a culture of diversity, equity, and inclusion. We work together in an open, collaborative environment that offers autonomy and flexibility, engages employees intellectually, and allows for camaraderie and team building.
The Nominating, Governance and Public Responsibility Committee of our Board of Directors has oversight over our ESG strategy. Since becoming a fully independent company in January 2024, we have established an executive council and a cross-functional working group within the company to drive our ESG initiatives. Our ESG team meets quarterly with the executive leadership team, executive council, and the working group to review our strategy, program, and progress.
Privacy and Data Protection Laws and Regulations
We are or may become subject to a variety of federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy and data protection. For example, in the United States, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive practices in or affecting commerce, which extends to privacy and data protection practices. There is also discussion in Congress of new federal privacy and data protection laws to which we may become subject if enacted. At the state level, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, requires companies that process information relating to California residents to implement stringent data protection measures and to make disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Similar laws have passed in a number of other states and additional privacy and data protection laws have been proposed in other states. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
At the international level, we are subject to the EU General Data Protection Regulation (“EU GDPR”) and its equivalent in the United Kingdom (“UK GDPR”), which impose stringent operational requirements on both data controllers and data processors, and introduce significant penalties for non-compliance. While the EU GDPR and UK GDPR remain substantially similar for the time being, the UK government has announced that it would seek to chart its own path on privacy and data protection and reform its relevant laws, including in ways that may differ from the EU GDPR. Legal developments in the European Economic Area (“EEA”) and the United Kingdom also have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA and the United Kingdom.
If laws, regulations, rules and industry standards relating to privacy and data protection are implemented, interpreted or applied in a manner inconsistent with our current or future practices or policies, or if we fail to comply with applicable laws or regulations, we could be subject to investigations, enforcement actions and other proceedings. See Item 1A—Risk Factors—“Failure to comply with current or future federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy and data protection could adversely affect our business, financial condition, results of operations and prospects” for more information regarding other risks related to privacy and data protection.
Human Capital
As of March 31, 2024, we had approximately 1,050 full-time employees. Our employees span eight offices globally, including over 270 employees in technical, development or engineering roles. We frequently hire sales, engineering, operational and corporate support staff in countries outside the U.S. in order to better and more efficiently support our regional customers’ solar projects and supply chain activities. As of March 31, 2024, approximately 43% of our employees are based in the U.S., approximately 30% of our employees are based in India and the remainder of our employees are based in other international offices. To a lesser extent, we also use contract workers retained through third-party agencies.
Talent management, diversity, equity and inclusion
We strive to instill a culture of embracing global perspectives, difference of thought and inclusiveness. Our strength comes from the dedication, talent, experience and perspective of every employee in our operation. In order to foster an inclusive working environment around the world, we provide our employees with communications, discussion opportunities, as well as training and resources to enhance their awareness of diversity, equity and inclusion issues. As part of the employee on-boarding process, diversity and inclusivity training is required and provided through our global learning management system. In addition, we have established a global Head of Talent Management and DEI who reports directly to our Chief Human Resources Officer.
Ongoing engagement and growth for employees is critical to our success, and we help foster this growth through educational opportunities, dynamic work assignments and leadership development. Our employees manage their career development through annual performance appraisals. Managers are empowered to facilitate this growth through regular check-ins and feedback sessions with their direct reports. As part of our diversity and inclusion activities, we have established global employee resource groups ("ERGs"). These ERGs actively support and drive inclusive programs and employee events.
We encourage our employees to engage with leadership and provide feedback on how we are doing and how we can better meet their needs. In addition to engagement activities such as town halls and all-hands meetings, we survey employees periodically to evaluate the employee experience.
Fair wages and benefits
Our total rewards packages are designed to be competitive in the markets in which we operate and are linked to company results and employee performance. We are subject to certain domestic and foreign employment laws regarding wage and benefit requirements. In addition, all of our employees in Spain and Brazil, which together represent less than 14% of our workforce as of March 31, 2024, are covered by local collective bargaining agreements.
Wellness, health and safety
Providing a safe environment for our employees to thrive is one of our core values. We promote a safety culture through health and safety management systems that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Our safety management system was certified compliant with the global ISO 45001 standard in 2023.
We build awareness and share specific information about safety with employees around the world through a number of pathways. Our staff are trained to be competent and to do their jobs safely, and we offer extensive safety training for those that need additional protocols. We offer a range of internal and external safety trainings, ranging from basic safety on- boarding training for all staff, to highly specialized technical safety training for certain roles, e.g. electrical safety or hazardous materials handling.
We have risk assessment and control processes in place designed to prevent injuries and minimize operational risks, including incident reporting and analysis. We have developed a standard process across the business providing consistent identification, evaluation and control of existing and potential workplace hazards. Our standardized incident analysis process enables us to determine root causes of injuries, implement corrective actions and prevent recurrence, and provides improved data analytics and lessons learned.
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
Governance
We have a publicly available code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available on the governance section of our investor relations website.
Available Information
We are required to file annual, quarterly and current reports and other information with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://investors.nextracker.com/financials/sec-filings, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our website, the SEC’s website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K.
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
•We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions.
•Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.
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
•International regulation of and incentives for solar projects vary by jurisdiction and may change or be eliminated.
•Our failure to maintain appropriate environmental, social, and governance practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adversely affect our business and financial results.
•We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.

•Economic, political and market conditions can adversely affect our business, financial condition, and results of operations.
•Our business and industry, including our customers and suppliers, are subject to risks of severe weather events, natural disasters, climate change and other catastrophic events.
•Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
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
•A drop in the price of electricity sold may harm our business, financial condition, and results of operations.
•Technological advances in the solar components industry could render our systems uncompetitive or obsolete.
•If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property, our business and results of operations could be materially harmed.
•Cybersecurity or other data security incidents could harm our business, expose us to liability and cause reputational damage.
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

Our future success depends on continued demand for utility-scale solar energy. Solar energy is a rapidly evolving and competitive market that has experienced substantial changes in recent years, and we cannot be certain that EPCs, developers, owners and operators of solar projects will remain active in the market or that new potential customers will pursue solar energy as an energy source at levels sufficient to grow our business. The demand for solar energy, and in turn, our products, may be affected by many factors outside of our control, including:
•availability, scale and scope of government subsidies, government and tax incentives and financing sources to support the development and commercialization of solar energy solutions;
•levels of investment by project developers and owners of solar energy products, which tend to decrease when economic growth slows;
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products;
•local, state and federal permitting and other regulatory requirements related to environmental, land use and transmission issues, each of which can significantly impact the feasibility and timelines for solar projects;
•technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid;
•the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips; and
•regional, national or global macroeconomic trends, including increased interest rates or a reduction in the availability of project debt financing, which could affect the demand for new energy resources and customers’ abilities to finance new projects.
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
Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. In addition, some of our competitors have or may in the future have lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may enter our market as a result of, among other factors, lower research and development costs.
We may also face adverse competitive effects from other participants in the solar industry. For example, the price for solar panels has experienced significant declines in several markets globally in recent periods. Substantial pricing declines for panels can make the returns on investment for tracker technology less competitive in comparison to fixed tilt racking systems. In addition, other risks include EPCs subjecting their subcontractors who compete for their business, such as us, to contractual clauses that carry higher contractual risk to us, such as “pay if paid” clauses that requires an EPC to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others.
In addition, part of our strategy is to continue to grow our revenues from international markets. Any new geographic market could have different characteristics from the markets in which we currently sell products, and our ability to compete in such markets will depend on our ability to adapt properly to these differences. We may also face competition from lower cost providers in any new markets we enter, which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions.
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
Conventional energy sources generally have substantially greater financial, technical, operational and other resources than solar energy sources, and as a result may be able to devote more resources to research, development, promotion and product sales or respond more quickly to evolving industry standards and changes in market conditions than solar energy systems. Conventional and other renewable energy sources may be better suited than solar for certain locations or customer requirements and may also offer other value-added products or services that could help them compete with solar energy sources. In addition, the source of a majority of conventional energy electricity is non-renewable, which may in certain markets allow them to sell electricity more cheaply than electricity generated by solar generation facilities. Non-renewable generation is typically available for dispatch at any time, as it is not dependent on the availability of intermittent resources such as sunlight. The cost-effectiveness, performance and reliability of solar energy products and services, compared to conventional and other renewable energy sources, could materially and adversely affect the demand for our products and services, which could have a material adverse effect on our business, financial condition, and results of operations.
Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.
Many of our products are used in large-scale projects, which generally require a significant amount of planning and preparation and which can be delayed and rescheduled for a number of reasons, including customer or partner labor availability, difficulties in complying with environmental and other government regulations or obtaining permits, interconnection delays, financing issues, changes in project priorities, additional time required to acquire rights-of-way or property rights, unanticipated soil conditions, or health-related shutdowns or other work stoppages. These delays may result in unplanned downtime, increased costs and inefficiencies in our operations, and increased levels of excess inventory.
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
Federal, state, local, and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates, subsidies and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market.

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
The IRA made significant changes to the federal income tax credits available to solar energy projects, including the availability of investment tax credits (“ITC”) for certain qualifying projects. Investments in certain solar projects may qualify for a domestic content bonus credit amount if the solar energy project satisfies certain “domestic content” requirements.
On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. In Notice 2023-38, the Treasury Department and the IRS announced their intent to propose regulations in the future that will apply to taxable years ending after May 12, 2023, and that in the interim, taxpayers may rely on the rules described in Notice 2023-38 for the domestic content bonus credit requirements for any qualified solar energy project the construction of which begins before the date that is 90 days after the date of publication of the forthcoming proposed regulations in the Federal Register.
On June 21, 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the direct payment election under Section 6417 of the Internal Revenue Code (the “IRC”) and the elective transfer provisions of Section 6418 of the IRC. The proposed Treasury regulations were subsequently finalized. The Section 6417 Treasury regulations are effective as of May 10, 2024, while the Section 6418 Treasury regulations become effective on July 1, 2024.
On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on Section 45X of the IRC advanced manufacturing production credit, established by the IRA (the “Section 45X Credit”) which is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer. Guidance issued by the U.S. Treasury Department regarding the availability of ITC has changed in the past and is subject to change in the future.
On May 16, 2024, the U.S Treasury Department and the IRS released Notice 2024-41 providing additional guidance with respect to the IRA’s domestic content bonus credit, which provides a new safe harbor that taxpayers may elect to use to classify applicable project components and calculate the domestic cost percentage in an applicable project to qualify for the domestic content bonus credit amounts.
Generally, a qualified facility or energy project seeking a domestic content bonus credit must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer reporting a domestic content bonus credit must satisfy certain certification, recordkeeping and substantiation requirements.
In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may also be allowed to elect to receive a production tax credit (“PTC”) for qualified solar facilities if the construction begins before January 1, 2025, if the facility is placed in service for federal income tax purposes after 2021.
The PTC is available for electricity produced by a qualifying solar project and sold to unrelated persons in the ten years following the qualifying solar project’s placement in service and is equal to an inflation-adjusted amount of 2.75 cents per kilowatt hour for calendar year 2023 (for projects placed in service after 2021), for every kilowatt-hour of electricity produced by a qualifying solar project, which inflation-adjusted amount is updated annually. The available credit amount is increased by up to 10% if the domestic content requirements described above are satisfied. The amounts of any PTCs or ITCs are subject to change by order of the IRS.
Under the IRA, for certain qualifying projects placed in service after 2024, each of the ITC and PTC will be replaced by similar “technology neutral” tax credit incentives that mimic the ITC and PTC, but also require that projects satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. This new tax credit regime will continue to apply to projects that begin construction prior to the end of 2033, at which point the credits will become subject to a phase-out schedule.
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
The U.S. Treasury Department has provided certain guidance on the domestic content requirements; however, further clarifications may be forthcoming and it is possible customers may impose certain domestic content requirements on us as a result. Such domestic content requirements may increase our production costs. Further, the timing and nature of the U.S. Treasury Department’s eventual proposed and final implementing regulations, which are expected to supersede Notice 2023-38 and Notice 2024-41, remain uncertain. When final implementing regulations for domestic content requirements are released, we may not have an adequate supply of tracker products satisfying the domestic content requirements to meet customer demand. In addition, compliance with domestic content requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.
If our customers are unable to satisfy their respective prevailing wage and apprenticeship requirements under the IRA, the tax credits available to the customers will be lower than the credits available prior to the IRA. If a significant portion of our customers are unable to satisfy prevailing wage and apprenticeship requirements under the IRA, demand for our tracker products may be adversely impacted by the reduced tax credits available to our customers, which could have a material adverse effect on our business, financial condition, and results of operations.
While the Section 45X Credit available under the IRA may provide for tax benefits, the proposed regulations have not been finalized and remain subject to public comment. There is uncertainty as to how the provisions under the IRA will be interpreted and implemented. While we believe that certain of our products, namely our torque tubes and a portion of our structural fasteners, will qualify under Section 45X, our ability to ultimately benefit from Section 45X and other IRA tax credits is not guaranteed and is dependent to a large degree upon the final scope, terms and conditions of the Treasury regulations.
Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules, and regulatory principles by a diverse group of interested parties. There can be no assurance that the Company’s products will fully qualify for the benefits under the IRA or that competitors will not disproportionately benefit or gain competitive advantages as a result of the IRA’s implementation or interpretation. In addition, if our customers or suppliers incorrectly interpret the requirements of the IRA’s tax credits and it is later determined that the tax credits were incorrectly claimed, we may be penalized.
As a result, the final interpretation and implementation of the provisions in the IRA could have a material adverse impact on the Company. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that the Company currently hopes to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect the Company’s future operating results and liquidity.
Changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the IRA.
In addition, federal, state, local and foreign government bodies have implemented additional policies that are intended to promote or mandate renewable electricity generally or solar electricity in particular. For example, many U.S. states have adopted procurement requirements for renewable energy production and/or a renewable portfolio standard (“RPS”) that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, including utility-scale solar power generation facilities, by a specified date. While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and materially and adversely affect our business.
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
International regulation of and incentives for solar projects vary by jurisdiction and may change or be eliminated.
The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market.
There is no assurance that these governments will provide or continue to provide sufficient incentives and support to the solar industry or that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our solar products.
Our failure to maintain appropriate environmental, social, and governance (“ESG”) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adversely affect our business and financial results.
Governments, customers, investors, and employees are enhancing their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. Failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards, processes and governmental requirements for disclosing sustainability metrics may change over time, resulting in inconsistent data, or could result in significant revisions to our sustainability commitments or our ability to achieve them. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.
For example, recently published rules by the SEC could require significantly expanded climate-related disclosures in our periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past. In addition, California recently enacted climate disclosure laws that may require companies to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU and EU member state regulations, or disclosure requirements on various sustainability topics. These requirements vary across jurisdictions, which may result in increased complexity and cost, for compliance. Furthermore, industry and market practices continue to evolve, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with applicable laws and regulations.
We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.
We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. Any shortages of components or raw materials for these products could affect our ability to timely deliver our products to our customers, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
For example, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. Conversely, if steel prices decline, customers may demand lower prices and our and our competitors’ responses to those demands could result in lower sale prices, lower volume, and consequently, negatively affect our profitability. A significant portion of our steel is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, global capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties and tariffs and foreign currency exchange rates. The volatility in the availability and cost of steel may impact our business.
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the cost or reduce or delay our ability to perform under our contracts and could adversely affect our business, financial condition, and results of operations.
In addition, as noted above, the recently enacted IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and the release of future implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to do so. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
Further, disruption in our supply chain and transportation channels, including changes by carriers and transportation companies relating to delivery schedules, shortages in available cargo capacity or labor availability, payment terms and frequency of service and pricing as well as cargo ship or shipping channel disruptions could impact our ability to timely deliver our products to our customers or increase delivery costs. For example, many shipping companies have paused shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, causing rerouting of commercial vessels. As a result, we may experience increased costs and delivery delays.
Economic, political and market conditions can adversely affect our business, financial condition, and results of operations.
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability, including the Israel-Hamas conflict (including the disruption of transporting goods through the Suez Canal), continued inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition, and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business.
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, labor shortages, ongoing or increasing inflation, tighter credit, higher interest rates, and currency fluctuations, may cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us.
Our business and industry, including our customers and suppliers, are subject to risks of severe weather events, natural disasters, climate change, and other catastrophic events.
Our headquarters and testing facilities, which conduct functional and reliability testing for our components and products, are located in the Bay Area of Northern California and our solar projects are located in the U.S. and around the world. A severe weather event or other catastrophe impacting our headquarters or testing facilities could cause significant damage and disruption to our business operations. In addition, a severe weather event or other catastrophe could significantly impact our supply chain by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects. Our customers’ ability to install solar energy systems is also affected by weather events, such as during the winter months, and other catastrophic events.
In addition, our operations and facilities and those of the third parties on which we rely are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, cybersecurity attacks and other data security incidents, labor disputes, including labor shortages, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our and their control. Any damage and disruption in any locations in which we have offices or in which our customers or suppliers operate, which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, floods and other natural disasters or catastrophic events could result in a delay or even a complete cessation of our worldwide or regional operations and could cause severe damage to our products and equipment used in our solar projects. Global climate change is increasing the frequency and intensity of certain types of severe weather events. Even if our tracker products are not damaged, severe weather, natural disasters and catastrophic events may cause damage to the solar panels that are mounted to our tracker products, which could result in decreased demand for our products, loss of customers and the withdrawal of coverage for solar panels and solar tracking systems by insurance companies. Any of these events would negatively impact our ability to deliver our products and services to our customers and could result in reduced demand for our products and services, and any damage to our products and equipment used for our solar projects could result in large warranty claims which could, individually or in the aggregate, exceed the amount of insurance available to us, all of which would have a material adverse effect on our business, financial condition, and results of operations.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements may impact our ability to sell and support our products and services in certain jurisdictions. If we were to fail to comply with export controls laws and regulations, U.S. economic sanctions or other similar laws, including restrictions from the international community, or conflict mineral regulations, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges.
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
More specifically, the United States has imposed tariffs and quotas on steel imports as well as tariffs on imported solar modules and cells. We use international suppliers of steel and these tariffs could result in interruptions in the supply chain and impact our costs and our gross margins. There currently is a safeguard tariff on most imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff is set at 14.25% until February 6, 2025, at which point it will drop to 14% until February 6, 2026. The Section 201 tariff has not applied to bifacial panels but the tariff exemption for bifacial panels will be revoked, subjecting bifacial panels to the Section 201 tariff. There also are tariffs on various solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974. On May 14, 2024 the Office of the United States Trade Representative announced that President Biden had increased Section 301 tariffs on certain Chinese steel products to 25%, increased Section 301 tariffs on Chinese solar cells and modules to 50%, increased Section 301 tariffs on Chinese lithium-ion EV batteries and battery parts to 25% and would be increasing Section 301 tariffs on Chinese lithium ion non-EV batteries to 25% in 2026.

While the Section 201 and Section 301 tariffs on solar products are not directly applicable to our products, they may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
The Biden Administration is expected to continue to modify its trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and batteries. The Biden Administration has announced that the Department of Energy and the Department of Commerce (“Commerce”) will closely monitor solar module import patterns to ensure the U.S. market does not become oversaturated and will explore all available measures to take action against unfair practices. Consequently, U.S. trade policies continue to be in flux, and trade policies implemented by the Biden Administration could have an adverse effect on our business, financial condition, and results of operations. Furthermore, any change in administration following the 2024 presidential election could further impact trade policies.
On August 18, 2023, Commerce issued a final affirmative determination of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) solar cells and modules produced in Vietnam, Malaysia, Thailand, and Cambodia using parts and components from China. As a result, CSPV cells and modules covered by the circumvention determination are now covered by, and, beginning on June 7, 2024, will be subject to, antidumping and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Imports of CSPV modules covered by the circumvention determination that enter before June 7, 2024 may also be subject to AD/CVD cash deposits if such modules are not installed on projects prior to December 3, 2024. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
Additionally, on April 23, 2024 a group of U.S. solar manufacturers submitted an AD/CVD petition to Commerce requesting AD/CVD investigations of CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam that are not covered by the circumvention proceeding finalized in August 2023. It is possible that Commerce could impose significant AD/CVD cash deposit requirements on imports of CSPV cells and modules covered by the petition.
While we do not produce or sell solar modules, AD/CVD cash deposits and duties collected on imports of CSPV modules could indirectly adversely impact our business by adversely impacting the projects incorporating our products. Such impacts are largely out of our control and may include project delays or cancellations.
The ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain. More broadly, recent revisions to U.S. regulations governing AD/CVD proceedings make it easier for domestic companies to obtain affirmative determinations in such proceedings, which could result in future successful petitions and administrative decisions that limit imports from Asia and other regions.
Tariffs and the possibility of additional tariffs in the future have created uncertainty in the solar industry. If the price of solar systems increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand for solar systems, which in turn may decrease demand for our products.
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
Any of the foregoing risks could have a material adverse effect on our business, financial condition, and results of operations.
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
A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations, and cash flows.
For the year ended March 31, 2024, our largest customer constituted 17% of our total revenues. The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2024, our largest customer constituted 15.5% of our total trade accounts receivable and contract assets balances. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition, and results of operations.
Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects,or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on our business, financial condition, and results of operations.
If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. Any such claim could cause us to incur significant costs and could divert management’s attention and harm our reputation.

We may experience delays, disruptions or quality control problems in our product development operations.
Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers' production lines until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs, and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
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
Failure to develop new products successfully or to otherwise manage the risks and challenges associated with our continued expansion into new geographic markets could have a material adverse effect on our business, financial condition and results of operations.
Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that could significantly reduce demand for our products or harm our ability to compete.
Federal, state, local, and foreign government policies and regulations concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices and rate design, heavily influence the market for electricity generation products and services. These policies and regulations often affect electricity pricing and the interconnection of generation facilities and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures and system permitting, regional market rules, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, financial condition, and results of operations.
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
A drop in the price of electricity sold may harm our business, financial condition, and results of operations.
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects, make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of many factors, including but not limited to:
•construction of a significant number of new, lower-cost power generation plants;
•relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;
•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand, including from energy conservation technologies, public initiatives to reduce electricity consumption or a reduction in economic activity due to a localized or macroeconomic downturn;
•development of smart-grid technologies that lower the peak energy requirements;
•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.

Moreover, if the cost of electricity generated by solar energy installations incorporating our systems is high relative to the cost of electricity from other sources, it could have a material adverse effect on our business, financial condition and results of operations.
Technological advances in the solar components industry or developments in alternative technologies could render our systems uncompetitive or obsolete.
The solar industry is characterized by its rapid adoption and application of technological advances. Our competitors may develop technologies more advanced and cost-effective than ours, or broader solar panel design could change resulting in our products no longer being compatible. Additionally, significant developments in alternative technologies, such as advances in other forms of solar tracking systems, could have a material adverse effect on our business, financial condition, and results of operations. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future.
Our failure to further refine or enhance our technologies, or adopt new or enhanced technologies or processes, could render our technologies uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.
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
Our success depends to a significant degree on our ability to protect our intellectual property. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors or manufacturing suppliers from duplicating our processes or technology; (ii) prevent our competitors or manufacturing suppliers from gaining access to our proprietary information or technology; or (iii) permit us to gain or maintain a competitive advantage.
We generally seek or apply for patent protection as and if we deem appropriate, based on then-current facts and circumstances. We cannot guarantee that any of our pending patent applications or other applications for intellectual property registrations will be issued or granted or that our existing or future intellectual property rights will be sufficiently broad to protect our proprietary technology. Even if we are to obtain issuance of further patents or registration of other intellectual property, such intellectual property could be subject to attacks on ownership, validity, enforceability or other legal attacks. Any such impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products.
In addition to patent protection, we rely heavily on nondisclosure agreements to protect our proprietary information, know-how, technology and trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, technology and trade secrets, including employees, contractors, third-party manufacturers, other suppliers, customers, other stakeholders involved in solar projects, or other business partners or prospective partners. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation or disclosure of our proprietary information, know-how, technology and trade secrets. Similarly, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, such agreements may be breached or may not be self-executing, we may not have adequate remedies for any such breach, and we may be subject to claims that such employees or contractors misappropriated relevant rights from their previous employers.
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

We have initiated, and may in the future need to initiate, infringement claims or litigation in order to try to protect or enforce our intellectual property rights, but such litigation can be expensive and time-consuming and may divert the efforts of our management and other personnel, may provoke third parties to assert counterclaims against us and may not result in favorable outcomes.
Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We use “open source” software, and any failure to comply with the terms of one or more open source licenses could adversely affect our business, financial condition, and results of operations.
Our products and services use certain software licensed by its authors or other third parties under so-called “open source” licenses. Some of these open source licenses may contain requirements that we make available source code for modifications or derivative works that we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties rights with respect to such software. In certain circumstances, if we combine our proprietary software with certain open source software, we could be required to release the source code for such proprietary software. Additionally, to the extent that we do not comply with the terms of the open source licenses to which we are subject, or such terms are interpreted by a court in a manner different than our own interpretation of such terms, then we may be required to disclose certain of our proprietary software or take other actions that could adversely impact our business. Further, the use of open source software can lead to vulnerabilities that may make our software susceptible to attack, and open source licenses generally do not provide warranties or controls on the origin of the software. While we attempt to utilize open source software in a manner that helps alleviate these risks, our attempts may not be successful. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
Cybersecurity or other data security incidents could harm our business, expose us to liability and cause reputational damage.
Cybersecurity attacks designed to gain access to personal, sensitive or confidential information or disrupt our operations are constantly evolving, and high profile cybersecurity breaches leading to unauthorized disclosure of confidential information, including trade secrets, as well as breaches of personal information, have occurred recently at a number of major U.S. companies, including in the energy, manufacturing and technology sectors. Our or our third- party vendors’ computer systems and networks are potentially vulnerable to cybersecurity attacks and other data security incidents, including among other things, malicious intrusion, computer viruses, ransomware attacks, software errors, defects or bugs, acts of vandalism and theft, denial-of-service attacks, social engineering attacks, phishing attacks, fraud or malice on the part of our employees, contractors or service providers, human error and other system disruptions caused by unauthorized third parties, server malfunctions, software or hardware failures and other similar incidents, any of which may result in the misappropriation, corruption, unavailability, loss, unauthorized access to or release of personal, sensitive or confidential information or data assets or business interruption.
We increasingly rely on commercially available systems, software, sensors, tools (including encryption technology) and monitoring to provide security and oversight for the transmission, storage, protection and other processing of personal, sensitive and confidential information. Despite advances in security hardware, software and encryption technologies, and our own information security program and safeguards, there is no guarantee that our defenses and cybersecurity program will be adequate to safeguard against all cybersecurity attacks and other data security incidents. Moreover, because techniques used to obtain unauthorized access to personal, sensitive and confidential information or sabotage systems and networks change frequently and generally are not identified until they are launched against a target, we and our suppliers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. We may also experience security breaches and other incidents that may remain undetected for an extended period and therefore may have a greater impact on our products and the networks and systems used in our business. Such threats and attacks also may see their frequency increased, and effectiveness enhanced by the use of artificial intelligence.
We regularly defend against and respond to data security incidents. We expect to incur significant costs in our efforts to detect and prevent cybersecurity attacks and other data security incidents, and we may face increased costs in the event of an actual or perceived cybersecurity attack or other data security incident. While we generally perform cybersecurity diligence on our key service providers, we do not control our service providers and vendors and our ability to monitor their cybersecurity is limited, so we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personal, confidential or sensitive information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience cybersecurity attacks or other data security incidents, which could have a corresponding effect on our business, including putting us in breach of our privacy and data protection obligations.
Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
A cybersecurity attack or other data security incident in our systems or networks (or in the systems or networks of third parties with which we do business) could result in the unauthorized release of personal information regarding employees or other individuals or other sensitive data, serious disruption of our operations, financial losses from containment and remedial actions, loss of business or potential liability, including possible punitive damages. As a result of cybersecurity attacks or other data security incidents, we could be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities, along with potential costs of notification to impacted individuals. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition, and results of operations.
Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
Failure to comply with current or future federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy and data protection could adversely affect our business, financial condition, results of operations and prospects.
We are or may become subject to a variety of laws, regulations, rules and industry standards in the U.S. and abroad that involve matters central to our business, including privacy and data protection. Many of these laws, regulations, rules and industry standards are in considerable flux and rapidly evolving, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our current operating practices. Existing and proposed laws, regulations, rules and industry standards can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. "Business—Privacy and Data Protection Laws and Regulation" for more information regarding applicable privacy and data protection laws and regulations.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive and compliant with local laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to privacy and data protection. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable privacy and data protection standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information may result in claims, fines, sanctions, penalties, investigations, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data. Any of the foregoing could harm our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers or suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy and data protection or any inadvertent or unauthorized use or disclosure of data that we store, handle or otherwise process as part of operating our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus and if we are unsuccessful in converting such project leads into binding purchase orders, our business, financial condition, and results of operations could be materially adversely affected.
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
Any loss of these relationships could result in the potential loss of new projects, and the potential loss of innovation guidance, which could have a material adverse effect on our business, financial condition, and results of operations.
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services. From time to time we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights and related litigation. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement and face negative publicity, and we cannot be certain that we would be successful in defending against any such claims in litigation or other proceedings. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands, and from making, selling or incorporating certain components or intellectual property into the products and services we offer. As a result, we could be forced to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. To avoid litigation or being prohibited from marketing or selling the relevant products or services, we could seek a license from the applicable third party, which could require us to pay significant royalties, licensing fees, or other payments, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could be infeasible or require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Any of the foregoing could result in substantial costs, negative publicity and diversion of resources and management attention, any of which could have a material adverse effect on our business, financial condition and results of operations.

Failure by our manufacturers or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business, financial condition, and results of operations.
We do not control our manufacturers or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, labor and other laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. If our suppliers, manufacturers, or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition, and results of operations.
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
Our historical financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Flex until February 8, 2023 (the “IPO date”). The audited financial statements included in this Form 10-K reflect our operations as a separate, publicly traded company only since the IPO date, which only includes one complete fiscal year. In addition, under applicable accounting rules, we were required to reflect certain costs associated with being a public company in the post-IPO period of fiscal 2023 as opposed to over the entire fiscal year. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Prior to the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company. Flex or one of its affiliates performed various business functions for us such as legal, finance, treasury, accounting, auditing, tax, human resources, investor relations, corporate affairs, compliance support, logistics and bonding support, procurement and planning services, as well as the provision of leased facilities and business software and IT systems. For periods prior to the IPO, our historical financial results reflect allocations of corporate expenses from Flex or autonomous entity adjustments for such functions and may be different than the expenses we would have incurred had we operated as a separate publicly traded company for such periods. Our cost related to such functions have increased relative to costs prior to the IPO date, and may continue to increase as we reduce our reliance on Flex business functions going forward.
•Historically, certain aspects of our business have been integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex and continue to rely on Flex for certain business functions pursuant to such agreements, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. Further, such agreements will eventually terminate following the completion of the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and we will need to provide the services provided under such agreements internally or obtain them from unaffiliated third parties, which may divert management’s attention from other aspects of our business operations. This could have an adverse effect on our results of operations and financial condition relative to periods prior to the IPO. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.
•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporate-wide cash management policies of

Flex. In connection with the Transactions, we incurred a substantial amount of indebtedness in the form of senior credit facilities comprised of (i) a term loan in an aggregate principal amount of $150.0 million, and (ii) the 2023 Credit Agreement (defined elsewhere in this Annual Report on Form 10-K). See the section entitled “- Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities-” included elsewhere in this Annual Report on Form 10-K. In addition, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
•Our cost of capital for our businesses may be higher than Flex’s cost of capital prior to the IPO.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Flex. For additional information about the past financial performance of our businesses and the basis of presentation, refer to the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
We are dependent on certain critical suppliers for certain components for our products.
We are dependent on certain critical suppliers for certain components of our products. Our self-powered controller (“SPC”) and network control unit (“NCU”) used in our tracker products are predominately manufactured by Flex. We have an agreement with Flex for the manufacturing of these components, but we operate on a purchase order basis for pricing. The processes to manufacture these SPCs and NCUs are highly complex, specialized and proprietary. Although we have recently added two suppliers who manufacture our SPCs, if Flex is unable or unwilling to manufacture controllers for us, or increases its pricing substantially, a substantial portion of our supply of these critical components would be interrupted or delayed and we may not be able to source substitute parts easily. We would incur increased expenses in establishing new relationships with alternative manufacturers at market prices. We may not be able to source alternative components on term acceptable to us or in a timely and cost-effective manner which may materially and adversely affect our business, financial condition, results of operation and profitability.
We are a holding company and our principal asset is our LLC common units in the LLC, and accordingly we are dependent upon distributions from the LLC to pay taxes and other expenses.
We are a holding company and, as a result of the Transactions and the IPO, our principal asset is our ownership of the LLC. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC common units, including us. We had no operations prior to the Transactions and had no independent means of generating revenue. As the managing member of the LLC, we intend to cause the LLC to make distributions to us according to the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the "LLC Agreement") to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. Distributions will generally be made on a pro rata basis among us and the other holders of its LLC common units. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.
To the extent that we need funds and the LLC or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.
Tax authorities could challenge our historical and future tax positions.
Our taxable income comes primarily from the allocation of taxable income from the LLC. We are subject to federal and state income taxes in the United States on the taxable income allocated to us from the LLC. In addition, while the majority of the LLC’s income comes from United States sources and will not be subject to LLC level income tax, the LLC has taxable income in some foreign subsidiaries that is subject to foreign country's corporate income tax. We may be entitled to foreign tax credits in the United States for our shares of the foreign tax we paid. As the LLC operates in a number of countries and relies on intercompany transfer pricing benchmarking analysis, judgment is required in determining our provision for income taxes. In the ordinary course of the LLC’s business, there may be transactions or intercompany transfer prices where the ultimate tax determination is uncertain. Additionally, calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we and the LLC are required to file tax returns.

In certain circumstances, the LLC will be required to make distributions to us and the other holders of its common units, which may be substantial and in excess of our tax liabilities and obligations under the Tax Receivable Agreement.
As noted above, the LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its common units, including us. We anticipate that, pursuant to the tax rules under the Code and the regulations thereunder, in many instances these allocations of taxable income will not be made on a pro rata basis.
Notwithstanding that, pursuant to the LLC Agreement, the LLC generally is required from time to time to make pro rata cash distributions, or tax distributions, to the holders of LLC common units to help each of the holders of the LLC common units to pay taxes on such holder’s allocable share of taxable income of the LLC. As a result of potential non pro rata allocations of net taxable income allocable to us and the other holders of its LLC common units, the difference in tax rates applicable to corporations and individuals and the favorable tax benefits that we anticipate receiving from the IPO, the subsequent follow-on offering in 2023, and certain related transactions, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to the LLC, the existing owners of the LLC would benefit from any value attributable to such accumulated cash balances as a result of an exchange of their LLC common units and corresponding shares of Class B common stock under the Exchange Agreement.
We are required to pay others for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.
We expect that the IPO, the subsequent follow-on offering in 2023 and certain related transactions will produce tax benefits for us. We used all of the net proceeds from the IPO to purchase LLC common units from Yuma and we used all of the net proceeds from the follow-on to purchase LLC common units from Yuma and TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of TPG Inc. (“TPG”). Additionally, we may be required from time to time to acquire additional LLC common units together with a corresponding number of shares of our Class B common stock in exchange for our Class A common stock (or cash) pursuant to the Exchange Agreement. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We expect that basis adjustments resulting from these transactions, if they occur, among other tax benefits resulting from the Transactions, will reduce the amount of income tax we would otherwise be required to pay in the future.
We entered into a Tax Receivable Agreement with the LLC, Yuma, Yuma Sub, TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG Affiliates") in connection with our IPO. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex's affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the follow-on or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Mergers (as such terms are defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K)), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
As a newly public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, have resulted in increased costs and diverted resources and management attention from operating our business.
In February 2023, we completed our IPO. As a result, we are required to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act and SEC regulations. Thus, we will need to ensure that we have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, including the listing standards of Nasdaq and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the regulations promulgated thereunder, which impose significant new compliance obligations upon us. As a public company, we are required, among other things, to:
•prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and Nasdaq rules;
•define and expand the roles and the duties of our board of directors and its committees;
•institute more comprehensive compliance, investor relations and internal audit functions;
•evaluate and maintain our system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and
•involve and retain outside legal counsel and accountants in connection with the activities listed above

Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.
The changes necessitated by becoming a public company require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.
We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
From time to time, we are involved in various claims, suits, investigations and legal proceedings. Such legal claims or regulatory matters could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.
Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
Risks Related to Our Indebtedness and Financing
Our indebtedness could adversely affect our financial flexibility, financial condition, and our competitive position.
In connection with the Transactions, we incurred substantial indebtedness under the 2023 Credit Agreement. The obligations of the borrower, the LLC, under the 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
The 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to, among other things:
•place liens on our or our subsidiaries’ assets;
•incur additional indebtedness;
•change the nature of our business; and
•change our or our subsidiaries’ fiscal year or organizational documents.
Our indebtedness could adversely affect our financial condition.
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
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, the 2023 Credit Agreement restricts, and any future financing agreements may also restrict, our ability to pay dividends. In particular, the 2023 Credit Agreement restricts our ability to pay dividends on our common stock except where certain conditions are met. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
Servicing our debt requires cash, and we may not have sufficient cash flow from our business to pay our debt.

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
The market price of our Class A common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in trading price of our common stock include the following:
•volume and customer mix for our products;
•the introduction of new products by us or others in our industry;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors;
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders, TPG and our employees, or our incurrence of debt.
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
In addition, as permitted by the DGCL, our amended and restated certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by applicable law. Such law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors, officers, employees and agent.
Risks related to the Spin Transactions
Under the Tax Matters Agreement, Nextracker will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Mergers, and such restrictions could significantly impair Nextracker’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement was entered into by us, Yuma and Flex immediately prior to the Spin Distribution and which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the "Distributions"), and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally imposes certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distribution or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If we take any enumerated actions or omissions, or if certain events relating to us occur that would cause the Spin Distribution or the Mergers to become taxable, we may be required to bear the cost of any resulting tax liability under the Tax Matters Agreement. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on us. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us, which could adversely affect our business, result of operations, or financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
Nextracker places emphasis on addressing cybersecurity threats and effectively managing associated risks. Our cybersecurity program is designed to identify, assess, and proactively manage material risks.
Our approach to cybersecurity is not a one-time effort but an ongoing process. We engage in monitoring, risk assessments, and robust security measures designed to ensure the confidentiality, integrity, and availability of our information systems, including critical computer networks, hosted services, communication systems, hardware, and software and to protect critical data, including our employees’ and customers’ data, intellectual property, confidential and proprietary data, and strategic competitive information. We address cybersecurity challenges and enhance our overall risk management efforts by adopting and working to integrate recognized best practices, standards, and controls such as the CIS 18 Critical Security Controls and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).
Our cybersecurity program includes some key aspects such as (i) a Cybersecurity Leader who oversees our day-to-day program and who is a long-term member of both ISC2 and ISACA organizations, which specialize in cybersecurity and governance, (ii) a cybersecurity council comprised of a cross-section of management with oversight over our program, (iii) incident response, and (iv) ongoing security awareness training.
At Nextracker, we maintain a practical approach to cybersecurity. Our cybersecurity risk management program (an integral part of our overall Enterprise Risk Management Program) is designed to incorporate established best practices and industry standards, drawing guidance from both CIS 18 and NIST CSF. Within our program, we conduct internal and external security-based activities, including reviews and assessments of our third-party service providers and vendors.
Some of our activities include:
1.Information Security Assessments: We collaborate with internal and external partners to evaluate our security.
2.Vulnerability Scanning and Penetration Testing: Engaging third-party service providers to assess external and internal vulnerabilities and potential threats.
3.Cyber Risk Register Reviews: Regularly review our internal risk register to stay vigilant against potential and identified risks.
4.Risk Prioritization: We prioritize and address risks through our dedicated cybersecurity risk management program and the cybersecurity council.

We monitor the threat environment for potential risks, employing various methods, including automated detection tools, environment scans, and investigations of potential threats and reports. We also use threat intelligence feeds and vulnerability databases to monitor our systems, and have incident response processes designed to ensure swift action.
As of the date of this report, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably expected to materially affect our business. However, we acknowledge the evolving nature of cybersecurity threats and remain committed to enhancing our protective measures as needed.
For more detailed information about our company’s specific cybersecurity risks, please refer to the risk factor titled “Cybersecurity or other data security incidents could harm our business, expose us to liability and cause reputational damage” in Item IA. Risk Factors of this Form 10-K.
Governance
Our Board of Directors has oversight responsibility for our overall enterprise risk management, and has delegated cybersecurity risk management oversight to the Audit Committee of our Board of Directors. The Audit Committee of our Board of Directors is responsible for reviewing internal risk assessments with respect to cybersecurity, including assessments of the overall threat landscape and related strategies and investments.
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Security Leader. Our Security Leader reports regularly to the cybersecurity council, management and the Audit Committee concerning our significant cybersecurity threats and risks, the processes we have implemented to address them, and various reports, summaries, or presentations on cybersecurity threats, risks, and mitigation. The Audit Committee also reports to our Board of Directors on cybersecurity matters as needed.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Fremont, California, USA and consist of approximately 85,000 square feet of leased office, laboratory and warehouse space which is used to accommodate office staff, research and development projects, machine shop work, tools repair, shipping and receiving. The adjacent Center for Solar Excellence, composed of approximately six acres of leased land, is used for field testing, research and development, training and marketing purposes.
In addition, we lease an aggregate of approximately 77,000 square feet of office space and approximately 11,000 square feet of warehouse and tool storage space in the U.S. We also maintain leased office space in Australia, China, India, Mexico, Spain and the United Arab Emirates, some of which is provided to us by Flex under the transition services agreement.
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
For more information, see Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed and traded on the Nasdaq Global Select Market under the symbol “NXT” since February 8, 2023. Prior to that date, there was no public market for our Class A common stock. There is no public market for our Class B common stock.
Holders of Record
As of May 20, 2024, we had 2,554 holders of record of our Class A common stock and one holder of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of the agreement governing our credit facilities. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant at such time.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to the definitive Proxy Statement to be delivered to shareholders in connection with the Nextracker Inc.'s 2024 Annual Shareholders Meeting and filed with the SEC within 120 days of the fiscal year ended March 31, 2024.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fiscal year ended March 31, 2024.
Issuer Purchases of Securities
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Nextracker”, the “Company”, “we”, “us” and “our” shall mean, prior to the IPO, Nextracker LLC ("Nextracker LLC" or the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of the Company’s management. This section of this Form 10-K discusses fiscal year 2024 and 2023 items and year-to-year comparisons between fiscal year 2024 and 2023. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal year 2023 and fiscal year 2022 are not
1

included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on June 9, 2023. You should read the following discussion in conjunction with the notes to the consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections titled “Liquidity and Capital Resources” below and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Our products enable solar panels to follow the sun’s movement across the sky and optimize utility-scale power plant performance. With power plants operating in more than 30 countries worldwide, we offer solar tracker technologies that increase energy production while reducing costs for significant plant return on investment ("ROI"). We are the global market leader based on gigawatts ("GW") shipped for eight consecutive years.
We were founded in 2013 by our Chief Executive Officer, Dan Shugar, and were acquired by Flex in 2015. In 2016, Flex acquired BrightBox Technologies on our behalf to further our machine learning capabilities. On January 2, 2024, Flex closed the spin-off of all its remaining interests in Nextracker to Flex shareholders and we are now a fully independent company. Over time, we have developed new and innovative hardware and software products and services to scale our capabilities.
We have shipped more than 100 GW of solar tracker systems as of March 31, 2024 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $2.5 billion and $1.9 billion in fiscal years 2024 and 2023, respectively.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2024		2023		2022
	(In thousands)
Revenue:
U.S.	$1,702,611	68%	$1,298,596	68%	$904,946	62%
Rest of the World	797,230	32%	603,541	32%	552,646	38%
Total	$2,499,841		$1,902,137		$1,457,592

The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Fiscal year ended March 31,
	2024	2023	2022
	(In millions)
Customer A	$—	$331.0	$196.2
Customer G	$426.1	$—	$—

The Initial Public Offering, the follow-on offering and the separation from Flex.
On February 8, 2023, Nextracker Inc.'s registration statement on Form S-1 relating to our initial public offering ("IPO") was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of our Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. At the closing of the IPO on February 13, 2023, Nextracker Inc. issued and sold 30,590,000 shares of its Class A common stock (including 3,990,000 shares issued to the underwriters upon the exercise in full of their option to purchase additional shares) at a public offering price of $24.00 per share. Nextracker Inc. received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. We used all of the net proceeds from the offering to purchase 30,590,000 Nextracker LLC common units from Yuma at a price per share of $22.68, or $24.00 less the underwriting discount. Upon closing of the IPO, approximately $8.3 million of offering costs were paid by Flex.
On July 3, 2023 we completed a follow-on offering of Class A common stock and issued 15,631,562 shares of Class A common stock and received net proceeds of $552.0 million. We used all of the net proceeds to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of TPG Inc. (“TPG”). Simultaneously, 14,025,000 and 1,606,562 shares of Class B common stock were surrendered by Flex and TPG, respectively, and cancelled.
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”), by and among Flex, Nextracker, Yuma, and Yuma Acquisition Corp., a wholly-owned subsidiary of Nextracker, to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which was a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition Corp., with Yuma surviving the merger as a wholly-owned subsidiary of us (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger automatically converted into the right to receive a number of shares of our Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of our Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, undertaken shortly following the completion of the Merger.
Prior to the Merger, certain rights previously held by Yuma and Yuma Sub, including rights under the Tax Receivable Agreement were assigned to an affiliate of Flex. On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our business model
We generate revenue from the sale of solar trackers and from licensing our TrueCapture software product. Our most significant source of revenue is the sale of solar tracking products. Our customers include EPCs, as well as solar project developers and owners. We usually enter into a different contract with our customers for each individual solar project.

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
We operate in nearly all significant tracker markets around the world. We have dedicated sales staff in the United States, Brazil, Mexico, Spain and other countries in Europe, the Middle East, and Africa to support our sales activities in those geographies. Our local presence is complemented with the following go-to-market strategies:
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
Basis of presentation
Prior to the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), we did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. Accordingly, the consolidated financial statements for the period preceding the Transactions were derived from Flex’s historical accounting records and were presented on a carve-out basis and include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such costs may not have represented the amounts that would have been incurred had we operated autonomously or independently from Flex during the period preceding the Transactions. All intercompany transactions and accounts within Nextracker have been eliminated.
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
•Insurance Matters—We continued to be covered under Flex’s existing insurance policies until Flex and its affiliates held 50% or less of our and our subsidiaries’ outstanding capital stock (which occurred following the Spin Transactions), subject to certain exceptions. In connection with the Spin Transactions, we arranged for our own insurance policies and will no longer seek benefit from any of Flex’s or its affiliates’ insurance policies that may provide coverage for claims relating to our business prior to the date on which we obtained our own insurance coverage.

•Transition Services Agreement—We and the LLC entered into a transition services agreement with Flextronics International USA, Inc. ("FIUI"), pursuant to which FIUI and its subsidiaries agreed to provide us and our subsidiaries with various services.
•Brazil operations—We, the LLC, Flex and an affiliate of Flex entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between us and Flex for the sale of our solar trackers in Brazil. The Umbrella Agreement remains in effect in accordance with its terms following the Spin Transactions.
•Employee Matters Agreement— We and Nextracker LLC entered into an employee matters agreement with Flex that governs Nextracker’s and Flex’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocates liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Under the terms of the employee matters agreement, at the time of the completion of the Spin Transactions, we assumed outstanding options, RSUs and PSUs granted to our employees pursuant to Flex’s 2017 Equity Incentive Plan (or other applicable equity incentive plan of Flex), which were converted into options, RSUs and PSUs to purchase or receive an adjusted number of shares of Class A common stock pursuant to the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (or other applicable equity incentive plan of Nextracker). The term of the employee matters agreement is indefinite and may only be terminated or amended with the prior written consent of both us and Flex, and remains in effect in accordance with its terms following the Spin Transactions.
•Tax Matters Agreement—Immediately prior to the Spin Distribution, we, Flex and Yuma entered into a tax matters agreement (the “Tax Matters Agreement”) which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin Distribution and the Mergers), tax attributes, tax returns, tax contests and certain other matters.
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
Key business and operational metrics
In addition to information related to our financial performance, we use certain operating metrics to evaluate our business. These metrics, together with our financial statements, are used by our management to measure our performance, identify trends impacting our business and formulate projections. One metric we use to evaluate our sales performance and to track market acceptance of our products from year to year is GW delivered generally and the change in GW delivered from year to year specifically. GW is calculated specifically for each project and represents the nameplate, or maximum, power output capacity of the project under optimized conditions once the project is fully operational. GW delivered for a project is calculated as the total nameplate capacity of the project multiplied by the cost of materials delivered to the project as a percentage of the total materials cost of the project.

	Fiscal year ended March 31,			2024 to 2023 percent change	2023 to 2022 percent change
	2024	2023	2022
GW delivered	26.0	18.0	15.0	44%	20%
Critical accounting policies and significant management estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation related accruals, and fair values of stock options and restricted share unit awards granted under stock-based compensation plans. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue recognition
We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented.
In applying ASC 606, we recognize revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and software license along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. In assessing the recognition of revenue, we evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time. For further details on our revenue recognition refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Inflation Reduction Act of 2022 Vendor Rebates
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. The Section 45X of the Internal Revenue Code of 1986, as amended, 45X Credit was established as part of the IRA and is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer.
We have executed agreements with certain suppliers to ramp up our U.S. manufacturing footprint. These suppliers produce 45X Credit eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have contractually agreed with these suppliers to share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate. We account for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. For certain immaterial vendor rebates related to purchases that occurred prior to the execution of the agreement, we capitalized the cumulative impact of the vendor rebates, the total of which is to be amortized over the life of the associated contract with the supplier, as a reduction of the prices of future purchases. During the fourth quarter of fiscal 2024, due to additional guidance published and after discussion with our vendors, we determined the amount and collectability of the 45X Credit vendor rebates we expect to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on or after January 1, 2023. As of March 31, 2024, we had approximately $125.4 million in vendor rebates receivable included in other current assets, and approximately $3.0 million of deferred vendor consideration included in accrued expense on the consolidated balance sheet.
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
In fiscal year 2023, we identified a potential design issue related to one of our non-core tracker products that requires rework and maintenance under our existing warranty programs. As a result, warranty expense increased by approximately $9 million, which included estimated costs for replacement parts and repair.
Changes to our expected failure rates related to our core products have not materially impacted our warranty obligation in fiscal year 2024. The Company continues to monitor and update the warranty liability based on current estimates related to the cost of replacement parts and repairs.
Redeemable interests and non-controlling interests
After the IPO, but prior to the separation from Flex, the balance of the redeemable non-controlling interests was reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) were recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. Prior to the separation from Flex, these interests were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests” as redemption conditions were outside of the control of the Company. As of March 31, 2024, subsequent to the spin-off from Flex, due to the fact that the redemption conditions are no longer outside of the control of the Company, the non-controlling interests are now presented on the consolidated balance sheet as permanent equity under the caption "non-controlling interests."
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. For further details on our income taxes, refer to Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Tax receivable agreement
We have recorded a liability of $391.6 million as of March 31, 2024, which is included in TRA liability and other liabilities on the consolidated balance sheets and represents 85% of the estimated future tax benefits subject to the Tax Receivable Agreement ("TRA"). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions executed in connection with our IPO and follow-on offering, exchanges of Class A common stock or cash and payments made under the TRA. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including, among others, the timing of future exchanges by members of Nextracker LLC, the price of our Class A common stock at the time of the future exchanges, the extent to which such future exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
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
Cost of sales and gross profit
Cost of sales consists primarily of purchased components net of any incentives or rebates earned from our suppliers, shipping and other logistics costs, applicable tariffs, standard product warranty costs, amortization of certain acquired intangible assets, stock-based compensation and direct labor. Direct labor costs represent expenses of personnel directly related to project execution such as supply chain, logistics, quality, tooling, operations and customer satisfaction. Amortization of intangibles consists of developed technology and certain acquired patents over its expected period of use and is also included under cost of sales.
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
Income tax expense
Our taxable income is primarily from the allocation of taxable income from the LLC. The provision for income taxes primarily represents the LLC’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. The LLC owns 100% of all foreign subsidiaries. We expect to receive a tax benefit for foreign tax credits in the United States for our distributive shares of the foreign tax paid.

RESULTS OF OPERATIONS
The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
For a discussion of our results of operations for the fiscal year ended March 31, 2023 compared to the fiscal year ended March 31, 2022, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

	Fiscal year ended March 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022	% Change	% Change
Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$2,499,841	$1,902,137	$1,457,592	31%	30%
Cost of sales	1,686,792	1,615,164	1,310,561	4	23
Gross profit	813,049	286,973	147,031	183	95
Selling, general and administrative expenses	183,571	96,869	66,948	90	45
Research and development	42,360	21,619	14,176	96	53
Operating income	587,118	168,485	65,907	248	156
Interest expense	13,820	1,833	34	654	5,291
Other (income) expense, net	(34,699)	(2,431)	765	1,327	(418)
Income before income taxes	607,997	169,083	65,108	260	160
Provision for income taxes	111,782	47,750	14,195	134	236
Net income and comprehensive income	$496,215	$121,333	$50,913	309%	138%

Measures
We present Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, and Adjusted EBITDA Margin as supplemental measures of our performance. We define Non-GAAP gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Non-GAAP operating income as operating income plus stock-based compensation expense and intangible amortization. We define Non-GAAP net income as net income (loss) plus stock-based compensation expense, intangible amortization, and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, (vi) various non-recurring tax adjustments and (vii) certain nonrecurring legal costs and other discrete events as applicable. We define Non-GAAP gross margin as the percentage derived from Non-GAAP gross profit divided by revenue. We define Adjusted EBITDA Margin as the percentage derived from Adjusted EBITDA divided by revenue. For fiscal 2024, we also omit the benefits from the recognition of the Advanced Manufacturing Tax Credits that reduced cost of sales (as further described in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report) from the above Non-GAAP and Adjusted profit, income and margin amounts.
Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin, and Adjusted EBITDA Margin are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, GAAP. We present these non-GAAP financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin and Adjusted EBITDA Margin as factors in evaluating management’s performance when determining incentive compensation and to evaluate the effectiveness of our business strategies.

Among other limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin and Adjusted EBITDA Margin do not reflect our cash expenditures or future capital expenditures or contractual commitments (including under the Tax Receivable Agreement), do not reflect the impact of certain cash or non-cash charges resulting from matters we consider not to be indicative of our ongoing operations and do not reflect the associated income tax expense or benefit related to those charges. In addition, other companies in our industry may calculate Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin and Adjusted EBITDA Margin differently from us, which further limits their usefulness as comparative measures.
Because of these limitations, Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin and Adjusted EBITDA Margin should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP financial measures on a supplemental basis. You should review the reconciliation to the most directly comparable GAAP measure of Non-GAAP gross profit, Non-GAAP operating income, Non-GAAP net income, Adjusted EBITDA, Non-GAAP gross margin and Adjusted EBITDA Margin below and not rely on any single financial measure to evaluate our business.

	Fiscal year ended March 31,
	2024	2023	2022
Other Financial Information:	(In thousands, except percentages)
Non-GAAP gross profit	$702,683	$300,017	$152,599
Non-GAAP operating income	$522,771	$203,127	$90,363
Non-GAAP net income	$451,395	$153,095	$69,870
Adjusted EBITDA	$521,465	$208,977	$92,279
Net income (% of revenue)	19.8%	6.4%	3.5%
Non-GAAP gross margin	28.1%	15.8%	10.5%
Adjusted EBITDA (% of revenue)	20.9%	11.0%	6.3%

The following table provides a reconciliation of Non-GAAP gross profit to gross profit, Non-GAAP operating income to operating income, Non-GAAP net income to net income and Adjusted EBITDA to net income for each period presented. The Non-GAAP measures presented in the table are inclusive of redeemable non-controlling interests and non-controlling interests.

	Fiscal year ended March 31,
Reconciliation of GAAP to Non-GAAP Financial Measures:	2024	2023	2022
	(In thousands, except percentages)
GAAP gross profit	$813,049	$286,973	$147,031
Stock-based compensation expense	10,764	12,794	1,526
Intangible amortization	275	250	4,042
Advanced manufacturing tax credit vendor rebate (2)	(121,405)	—	—
Non-GAAP gross profit	$702,683	$300,017	$152,599
GAAP operating income	$587,118	$168,485	$65,907
Stock-based compensation expense	56,783	31,994	3,048
Intangible amortization	275	1,207	8,465
Legal costs and other (1)	—	1,441	12,943
Advanced manufacturing tax credit vendor rebate (2)	(121,405)	—	—
Non-GAAP operating income	$522,771	$203,127	$90,363
GAAP net income	$496,215	$121,333	$50,913
Stock-based compensation expense	56,783	31,994	3,048
Intangible amortization	275	1,207	8,465
Adjustment for taxes	19,527	(2,880)	(5,499)
Legal costs and other (1)	—	1,441	12,943
Advanced manufacturing tax credit vendor rebate (2)	(121,405)	—	—
Non-GAAP net income	$451,395	$153,095	$69,870
GAAP Net income	$496,215	$121,333	$50,913
Interest, net	2,124	1,833	34
Provision for income taxes	111,782	47,750	14,195
Depreciation expense	4,088	3,419	2,681
Intangible amortization	275	1,207	8,465
Stock-based compensation expense	56,783	31,994	3,048
Legal costs and other (1)	—	1,441	12,943
Advanced manufacturing tax credit vendor rebate (2)	(121,405)	—	—
Other tax related income, net	(28,397)	—	—
Adjusted EBITDA	$521,465	$208,977	$92,279
Net income (% of revenue)	19.8%	6.4%	3.5%
Non-GAAP gross margin	28.1%	15.8%	10.5%
Adjusted EBITDA (% of revenue)	20.9%	11.0%	6.3%

(1) Represents additional charges incurred in relation to a litigation matter. The net settlement and direct legal costs in aggregate are excluded from our Non-GAAP net income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.
(2) Vendor credits as previously defined under the section "Inflation Reduction Act of 2022 Vendor Rebates". We believe that the assessment of our operations excluding the benefit from the vendor credits provides a more consistent comparison of our performance given the cumulative nature of the amount recorded in the fiscal year. These vendor rebates were not taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.

The data below, and discussion that follows, represents our results from operations.
Revenue
Revenue increased by $597.7 million, or 31%, for our fiscal year 2024 compared to fiscal year 2023, driven by a 44% increase in GW delivered as we delivered approximately 26.0 GW during fiscal year 2024, compared to 18.0 GW during fiscal year 2023. Revenue increased approximately $404.0 million, or 31%, in the U.S. and $193.7 million or 32% in the Rest of the World during fiscal year 2024 compared to the previous year. The growth from the Rest of the World was driven primarily from increased sales in India, Australia and Europe. Revenue from the increased deliveries was partially offset by reduced sales prices driven by pricing competition and declines in direct costs of our trackers.
Cost of sales and gross profit
Cost of sales increased by $71.6 million, or 4%, during fiscal year 2024 compared to fiscal year 2023 primarily due to the increase in sales noted above, coupled with stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan, and partially offset by the impact of the 45X Credit further discussed below.
Gross profit increased by $526.1 million, or 183%, during fiscal year 2024 compared to fiscal year 2023, primarily resulting from the impact of the 45X Credit discussed below, coupled with structural enhancements that have been implemented in the business primarily efficiencies in our supply chain that have improved our overall margin structure. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistic costs, across our customer base and regions we serve were the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material, provides flexibility servicing our customers and directly reduces freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by about 900 basis points during fiscal year 2024 compared to fiscal year 2023. Gross margin increased by over 1,000 basis points from 15.1% for fiscal year 2023 to 32.5% for fiscal year 2024.
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources, as more fully described in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The 45X Credit which was established as part of the IRA, is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have executed agreements with certain suppliers to ramp up our U.S. manufacturing footprint. These suppliers produce 45X Credit eligible parts, including torque tubes, and structural fasteners, that will then be incorporated into a solar tracker. We have contractually agreed with these suppliers to share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate. We account for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. During the fourth quarter of fiscal 2024, due to additional guidance published and after discussion with our vendors, we determined the amount of the 45X Credit vendor rebates we expect to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on or after January 1, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $86.7 million, or 90%, to $183.6 million for fiscal year 2024, from approximately $96.9 million in fiscal year 2023 while also increasing approximately 222 basis points from approximately 5% to over 7% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $19.1 million incurred in conjunction with our 2022 equity incentive plan, the remaining cost of approximately $67.6 million related to our continued expansion of our sales organization in line with the growth in the global market, and due to the expansion of our supporting functions as a public company.
Research and development
Research and development expenses increased $20.7 million, or 96%, to $42.4 million for fiscal year 2024 from approximately $21.6 million during fiscal year 2023 as a result of our commitment to product innovation and development including software enhancements through additional headcount, coupled with increase in stock-based compensation expense of $7.7 million.
Other income, net
Other income net increased $32.3 million, to $34.7 million for fiscal year 2024, from $2.4 million during fiscal year 2023, driven by $28.4 million of tax related other income incurred during fiscal year 2024 as a result of a reduction of our liability under the TRA due to a decrease in our current fiscal year state blended tax rate.
Provision for income tax
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in fiscal years 2024, 2023, and 2022. For fiscal years 2024 2023, and 2022, we recorded total income tax expense of $111.8 million, $47.8 million and $14.2 million respectively, which reflected consolidated effective income tax rates of 18.4%, 28.2% and 21.8% respectively. The increase in tax expense as well as effective tax rate from fiscal year 2023 to 2024 is driven by the increase in income before income taxes for the corresponding period.
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
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations primarily with cash provided by operations and Flex contributions prior to the separation. Our principal uses of cash have been to fund our operations and invest in research and development (we also returned capital to Flex up until the separation). Prior to the IPO, cash was managed pursuant to a centralized cash management program administered by Flex, that included intra-quarter cash transfers to/from Flex pooling accounts and the balances being settled or scheduled for settlement, as of period ends. We discontinued our participation in the Flex cash pooling management programs during fiscal year 2024, and since then our cash flow generation and credit facilities have continued to provide adequate liquidity for our business.
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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.92% (SOFR rate of 5.20% plus a margin of 1.72%) as of March 31, 2024.
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of March 31, 2024, we were in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement (the "Tax Receivable Agreement") that provided for the payment by us to Yuma, Yuma Sub, TPG Rise Flash, L.P. ("TPG Rise"), and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG Affiliates") (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$428,973	$107,669	$(147,113)
Net cash used in investing activities	(6,660)	(3,159)	(5,750)
Net cash used in financing activities	(78,267)	(3,572)	(8,656)

Fiscal year 2024
Net cash provided by operating activities was $429.0 million during fiscal year 2024. Total cash provided during the period was driven by net income of $496.2 million adjusted for non-cash charges of approximately $25.5 million primarily related to deferred income taxes associated with our Tax Receivable Agreement partially offset by stock-based compensation expense, depreciation and amortization; coupled with depreciation, amortization and provision for credit losses. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $92.8 million. Accounts receivable and contract assets in aggregate increased approximately $213.1 million during fiscal year 2024, resulting from a significant increase in revenue during the second half of the fiscal year, and increase of inventories of approximately $61.0 million due to strong future demand. Partially offsetting the cash outflows were increases in accounts payable of approximately $245.4 million partially associated with increased volume in the second half of the fiscal year and increase in our payment cycles, increases in deferred revenue of approximately $82.6 million driven by increased deposits on higher bookings during the fiscal year, coupled with increases in other assets of $104.2 million primarily related to the recognition of the vendor rebate receivables discussed in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and increases in other liabilities of approximately $42.5 million primarily due to the increase in the TRA liability, also discussed in Note 2 in the notes to the consolidated financial statements.
Net cash used in investing activities was approximately $6.7 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $78.3 million primarily resulting from the tax distributions to our non-controlling interest holders pursuant to the LLC Agreement (see Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), and our payment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable was outstanding as of March 31, 2024.
Fiscal year 2023
Net cash provided by operating activities was $107.7 million during fiscal year 2023. Total cash provided during the period was driven by net income of $121.3 million adjusted for non-cash charges of approximately $65.6 million primarily related to stock-based compensation expense, deferred income taxes associated with the Tax Receivable Agreement that we entered into in connection with the IPO (For additional details refer to Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K); coupled with depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $79.2 million. Accounts receivable and contract assets in aggregate increased approximately $167.3 million during fiscal year 2023, resulting from increased sales, longer billing and collection periods. Other assets increased by $19.0 million primarily due to advance payments to suppliers to secure product with longer lead times and expansion of supplier capacity in the United States, continued logistics constraints and increased operations. Accounts payable decreased approximately $37.0 million, which was directly associated with the offsetting decrease in inventory of approximately $25.1 million. The decline in inventory and accounts payable are directly attributable to our continued expansion of U.S. manufacturing that has reduced our in-transit time for our inventory. Offsetting the cash outflows were increases in deferred revenue of approximately $120.5 million, primarily resulting from increased operations, upfront funding of new contracts, and increases in other liabilities of approximately $21.8 million.
Net cash used in investing activities was approximately $3.2 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $3.6 million primarily resulting from net inflows of $150.0 million from our credit facilities, coupled with net cash transfers from Flex of $24.2 million primarily pursuant to the centralized cash management function performed by Flex. Offsetting these inflows was a distribution of $175.0 million that we made to Flex (through Yuma and Yuma Subsidiary, Inc., and TPG Rise, as further described in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We did not retain the proceeds of the IPO, which were distributed to the pre-IPO owners in exchange for LLC common units.

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
Cash management and financing
Prior to the IPO we historically participated in a centralized cash management program administered by Flex; disbursements were independently managed by us. The cash balance reflected in the consolidated balance sheets as of March 31, 2024 and March 31, 2023 consists of the cash managed and controlled by us that is not part of the Flex centralized cash management pool. Nextracker participated in the Flex cash pooling management programs intra-quarter during our fiscal year 2023; this was discontinued at the beginning of fiscal year 2024. In the absence of the cash pooling program, we expect our credit facilities and our cash position to provide adequate liquidity for our business. We had a total liquidity of approximately $900 million as of March 31, 2024, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents balance as of March 31, 2024.“ Due to related parties” as of March 31, 2023 are balances resulting from transactions between us and Flex subsidiaries that have historically been cash settled and are treated as operating activities in the consolidated statement of cash flows. As a result of the spin-off from Flex, Flex no longer directly or indirectly holds a financial interest in the Company and is no longer considered a related party as of March 31, 2024.
Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, we borrowed $150.0 million under the term loan in February 2023.
For detail of our debt obligation refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We also have leased certain facilities under operating lease commitments as further described in Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. Most of the purchase obligations are generally short-term in nature. As of March 31, 2024, our purchase obligations were approximately $4.9 million. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

Recently adopted accounting pronouncements
Refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had $147.7 million outstanding under our term loan, net of issuance costs as of March 31, 2024. Refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the fiscal year ended March 31, 2024 as compared to the fiscal year ended March 31, 2023, except with respect to potential interest rate changes to our senior credit facilities, for which the impact was immaterial for the fiscal year ended March 31, 2024.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Fiscal year ended March 31,
	2024	2023	2022
Customer A	—	17.4%	13.5%
Customer G	17.0%	—	—
Top five largest customers	41.1%	40.5%	37.6%

Our trade accounts receivables and contract assets are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We periodically evaluate our reserves for potential credit losses and establish reserves for such losses.
The following table sets forth the total accounts receivable, net of allowance for credit losses and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable and contract assets net of allowance for credit losses, from our top five customers by percentage during the periods included below:

	As of March 31,
	2024	2023	2022
Customer A	12.4%	15.2%	10.3%
Customer E	—	—	13.0%
Customer F	—	14.0%	—
Customer G	15.5%	—	—
Top five largest customers	46.5%	43.5%	45.5%

Commodity price risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, such as steel, that are used in our products. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time, and we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if we are unable to recover such increases from our customers, and could harm our business, financial condition, and results of operations.
In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by COVID-19, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruptions caused, and may in the future cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.
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
Based on our overall currency rate exposures as of March 31, 2024 and March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Nextracker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextracker Inc. and subsidiaries (the "Company") as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, redeemable interest and stockholders' deficit / parent company equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contract Estimates, Revenue Recognition– Refer to Note 2 to the financial statements.
Critical Audit Matter Description
The Company recognizes solar tracker system project revenues over time, based on costs incurred to date on the project as a percentage of total expected costs to be incurred. Revenue for the year ended March 31, 2024 includes amounts recorded for projects which are not yet complete and therefore require estimation. Accounting for contracts for which revenue is recognized over time requires management to estimate the total expected costs to be incurred. As part of these estimates, management must make various assumptions regarding the complexity in calculating of the work pending to be performed, and the cost and availability of materials including variable freight costs. Certain assumptions, mainly the cost of materials and cost of variable freight, are subject to considerable judgment, and they are sensitive to various assumptions and inputs such as changes in expected costs for materials and freight.

Auditing management’s estimates of total expected costs to be incurred was challenging due to significant judgments made by management with respect to materials and freight as future results may vary significantly from past estimates due to changes in facts and circumstances as the project progresses to completion. This led to significant auditor judgment and effort in performing procedures to evaluate management's estimates of the total expected costs to be incurred in order to complete projects.
How the Critical Audit Matter Was Addressed in the Audit
We have focused our procedures on the assumptions with higher judgment and which have a material impact to the financials. We have determined such assumptions to include materials and variable freight costs. Our audit procedures related to management’s estimates of total expected costs to be incurred included the following, among others:
•We performed a thorough risk assessment on the assumptions used in the calculation to identify the assumptions that involve higher judgment and have material impact to the financial statements.
•We tested the design and implementation as well as operating effectiveness of management’s control for determining the estimates of total expected costs to be incurred.
•We evaluated the reasonableness of significant assumptions involved and management’s ability to estimate total expected costs to be incurred for a sample of projects by:
◦Testing the underlying data utilized in management’s estimates by agreeing to source data or by developing an independent expectation.
◦Performing retrospective reviews by comparing actual performance to previously estimated performance to evaluate the thoroughness and precision of management’s estimation process.
◦Testing the mathematical accuracy of management’s cumulative revenue adjustments recorded during the year.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 28, 2024
We have served as the Company's auditor since 2021.

Nextracker Inc.
Consolidated balance sheets
(In thousands, except per share and per share amounts)

	As of March 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$474,054	$130,008
Accounts receivable, net of allowance of $3,872 and $1,768, respectively	382,687	271,159
Contract assets	397,123	297,960
Inventories	201,736	138,057
Other current assets	312,635	35,081
Total current assets	1,768,235	872,265
Property and equipment, net	9,236	7,255
Goodwill	265,153	265,153
Other intangible assets, net	1,546	1,321
Deferred tax assets and other assets	474,612	273,686
Total assets	$2,518,782	$1,419,680
LIABILITIES, REDEEMABLE INTERESTS AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$456,639	$211,355
Accrued expenses	82,410	59,770
Deferred revenue	225,539	176,473
Due to related parties	—	12,239
Other current liabilities	126,898	47,589
Total current liabilities	891,486	507,426
Long-term debt	143,967	147,147
TRA liability and other liabilities	491,301	280,246
Total liabilities	1,526,754	934,819
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	—	3,560,628
Stockholders' deficit:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 140,773,223 shares and 45,886,065 shares issued and outstanding, respectively	14	5
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 3,856,175 shares and 98,204,522 shares issued and outstanding, respectively	—	10
Accumulated deficit	(3,066,578)	(3,075,782)
Additional paid-in-capital	4,027,560	—
Accumulated other comprehensive income	17	—
Total Nextracker Inc. stockholders' equity (deficit)	961,013	(3,075,767)
Non-controlling interest	31,015	—
Total stockholders' equity (deficit)	992,028	(3,075,767)
Total liabilities, redeemable interests and stockholders' equity (deficit)	$2,518,782	$1,419,680
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Fiscal year ended March 31,
	2024	2023	2022
Revenue	$2,499,841	$1,902,137	$1,457,592
Cost of sales	1,686,792	1,615,164	1,310,561
Gross profit	813,049	286,973	147,031
Selling, general and administrative expenses	183,571	96,869	66,948
Research and development	42,360	21,619	14,176
Operating income	587,118	168,485	65,907
Interest expense	13,820	1,833	34
Other (income) expense, net	(34,699)	(2,431)	765
Income before income taxes	607,997	169,083	65,108
Provision for income taxes	111,782	47,750	14,195
Net income and comprehensive income	$496,215	$121,333	$50,913
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	—	117,744	50,913
Less: Net income attributable to redeemable non-controlling interests and non-controlling interests	189,974	2,446	—
Net income attributable to Nextracker Inc.	$306,241	$1,143	$—

Earnings per share attributable to the stockholders of Nextracker Inc. (1)
Basic	$3.97	$0.02	N/A
Diluted	$3.37	$0.02	N/A
Weighted-average shares used in computing per share amounts:
Basic	77,067,639	45,886,065	N/A
Diluted	147,284,330	145,851,637	N/A
(1) For fiscal year 2023, basic and diluted income per share is applicable only for the period February 9, 2023 through March 31, 2023, which is the period following the initial public offering ("IPO") and the related Transactions. See Note 8 for the calculation of shares used in the computation of earnings per share and the basis for the computation of earnings per share.
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total Nextracker Inc. stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)
BALANCE AT MARCH 31, 2021	$—	$—	$456,047	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	3,048	—	—	—	—	—	—	—	—	—	—
Net income	—	—	50,913	—	—	—	—	—	—	—	—	—	—
Issuance of Series A redeemable preferred units as dividend to parent and cancellation of common shares	500,000	—	(500,000)	—	—	—	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	4,168	—	(4,168)	—	—	—	—	—	—	—	—	—	—
Net transfers to Parent	—	—	(8,875)	—	—	—	—	—	—	—	—	—	—
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

				Class A common stock		Class B common stock
	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total Nextracker Inc. stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	117,744	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	3,143	—	—	—	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	21,427	—	(21,427)	—	—	—	—	—	—	—	—	—	—
Net transfer to Parent	—	—	(31,544)	—	—	—	—	—	—	—	—	—	—
Distribution to Yuma, Yuma Sub and TPG	—		(175,000)	—	—	—	—	—	—	—	—	—	—
Effect of reorganization transactions	(525,595)	265,564	110,119	15,279,190	2	—	—	149,915	—	—	149,917	—	149,917
Issuance of Class A common stock sold in IPO	—	—	—	30,590,000	3	—	—	693,778	—	—	693,781	—	693,781
Issuance of Class B common stock to Yuma, Yuma Sub and TPG	—	—	—	—	—	128,794,522	10	66	—	—	76	—	76
Use of IPO proceeds as consideration for Yuma's transfer of LLC common unit	—	—	—	—	—	(30,590,000)	—	(693,781)	—	—	(693,781)	—	(693,781)
Establishment of tax receivable agreement	—	—	—	—	—	—	—	36,864	—	—	36,864	—	36,864
Net income subsequent to reorganization transactions	—	2,446	—	—	—	—	—	—	1,143	—	1,143	—	1,143
Stock-based compensation expense subsequent to reorganization	—	—	—	—	—	—	—	28,851	—	—	28,851	—	28,851
Issuance of Class A common stock	—	—	—	16,875	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	3,292,618	—	—	—	—	—	(215,693)	(3,076,925)	—	(3,292,618)	—	(3,292,618)
BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$—	$(3,075,767)	$—	$(3,075,767)
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(in thousands, except share amounts)

		Class A common stock		Class B common stock
	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total Nextracker Inc. stockholders' equity (deficit)	Non-controlling interests	Total stockholders' equity (deficit)
BALANCE AT MARCH 31, 2023	$3,560,628	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$—	$(3,075,767)	$—	$(3,075,767)
Net income	171,937	—	—	—	—	—	306,241	—	306,241	18,037	324,278
Stock-based compensation expense and other	—	—	—	—	—	56,783	—	—	56,783	—	56,783
Vesting of Nextracker Inc. RSU awards	—	538,811	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	15,631,562	1	—	—	552,008	—	—	552,009	—	552,009
Use of Follow-on proceeds as consideration for Yuma's transfer of LLC common units	—	—	—	(15,631,562)	(2)	(552,007)	—	—	(552,009)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	18,337	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	(622,292)	—	—	—	—	622,292	—	—	622,292	—	622,292
Tax distributions	(64,365)	—	—	—	—	(2,792)	—	—	(2,792)	(2,515)	(5,307)
Redemption value adjustment	822,635	—	—	—	—	(525,598)	(297,037)	—	(822,635)	—	(822,635)
Effect of spin-off from Flex	(3,868,543)	74,432,619	7	(74,432,619)	(7)	3,835,711	—	—	3,835,711	32,832	3,868,543
Shares exchanged by non-controlling interest holders	—	4,284,166	1	(4,284,166)	(1)	22,826	—	—	22,826	(17,339)	5,487
Total other comprehensive gain	—	—	—	—	—	—	—	17	17	—	17
BALANCE AT MARCH 31, 2024	$—	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of cash flows
(in thousands)

	Fiscal year ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$496,215	$121,333	$50,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,363	4,626	11,146
Provision for credit losses	2,427	1,243	(1,429)
Non-cash other expense	(67)	1,752	1,613
Stock-based compensation	56,783	31,994	3,048
Deferred income taxes	(37,990)	25,990	(5,337)
Changes in operating assets and liabilities:
Accounts receivable	(113,955)	(160,265)	(45,458)
Contract assets	(99,163)	(7,084)	(145,613)
Inventories	(60,981)	25,062	(87,736)
Other current and noncurrent assets	(104,171)	(18,984)	(18,003)
Accounts payable	245,374	(37,026)	35,818
Other current and noncurrent liabilities	(42,468)	21,838	28,173
Deferred revenue (current and noncurrent)	82,606	120,472	15,243
Due to related parties	—	(23,282)	10,509
Net cash provided by (used in) operating activities	428,973	107,669	(147,113)
Cash flows from investing activities:
Purchases of property and equipment	(6,160)	(3,183)	(5,917)
Proceeds from the disposition of property and equipment	—	24	167
Purchase of intangible assets	(500)	—	—
Net cash used in investing activities	(6,660)	(3,159)	(5,750)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	170,000	—
Repayments of bank borrowings	—	(20,000)	—
Net proceeds from issuance of Class A shares	552,009	693,781	—
Net proceeds from issuance of Class B shares	—	76	—
Purchase of LLC common units from Yuma, Inc.	(552,009)	(693,781)	—
Distribution to non-controlling interest holders	(66,881)	(175,000)	—
Net transfers (to) from Flex	(8,335)	24,205	(8,656)
Other financing activities	(3,051)	(2,853)	—
Net cash used in financing activities	(78,267)	(3,572)	(8,656)
Net increase in cash and cash equivalents	344,046	100,938	(161,519)
Cash and cash equivalents beginning of period	130,008	29,070	190,589
Cash and cash equivalents end of period	$474,054	$130,008	$29,070
The accompanying notes are an integral part of these consolidated financial statements.

NEXTRACKER
Notes to the consolidated financial statements
1.Description of business and organization of Nextracker Inc.
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
Prior to the completion of the Transactions, as described in Note 6, Nextracker operated as part of Flex Ltd. (“Flex”) and not as a standalone entity. On December 19, 2022, Nextracker Inc. was formed as a Delaware corporation which was at the time a 100%-owned subsidiary of Yuma, Inc ("Yuma"), a Delaware corporation and former indirect wholly-owned subsidiary of Flex Ltd. Nextracker Inc. was formed for the purpose of completing the initial public offering of its Class A common stock (the "IPO") and other related Transactions, in order to carry on the business of Nextracker LLC.
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholder (the "spin-off") and the Company is now operating as a standalone entity.
The Initial Public Offering, the follow-on offering and the separation from Flex.
On February 8, 2023, the Company's registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriter's option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. The Company used all of the net proceeds from the IPO to purchase 30,590,000 Nextracker LLC common units from Yuma (see Note 6).
On July 3, 2023 the Company completed a follow-on offering of Class A common stock and issued 15,631,562 shares of Class A common stock and received net proceeds of $552.0 million. All of the net proceeds were used by Nextracker to purchase 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P. (“TPG Rise”), an affiliate of TPG Inc. (“TPG”). Simultaneously, 14,025,000 and 1,606,562 shares of Class B common stock were surrendered by Flex and TPG, respectively, and cancelled. A proportionate share of redeemable non-controlling interest was reclassified to permanent equity as a result.
On October 25, 2023, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”), by and among Flex, Nextracker, Yuma, and Yuma Acquisition Corp., a wholly-owned subsidiary of Nextracker, Flex delivered to Nextracker the Merger Notice (as defined in the Merger Agreement) exercising Flex’s right to effect the transactions contemplated by the Merger Agreement. Concurrently, the Company filed a Registration Statement on Form S-4, including in a final prospectus filed with the SEC on October 27, 2023.
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders (See Note 6). Simultaneously, 74,432,619 shares of Class B common stock previously owned by Flex were cancelled, and an equivalent number of shares of Class A common stock were issued to Flex shareholders on a pro-rata basis of their ownership interest in Flex’s common stock.
2.Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
Subsequent to the IPO, the Company's sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. Class A common stock issued in the IPO do not hold majority voting rights but hold 100% of the economic interest in the Company, which results in Nextracker LLC being considered a VIE. Due to the Company's power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, beginning with the IPO, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. Nextracker LLC common units held by Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma ("Yuma Sub"), TPG Rise and the following affiliates of TPG: TPG Rise

NEXTRACKER
Notes to the consolidated financial statements
Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests,” up until the separation with Flex as redemption was outside of the control of the Company. As of March 31, 2024, redemption is no longer outside the control of the Company subsequent to the spin-off from Flex, and therefore the non-controlling interests owned by TPG Affiliates are now presented on the consolidated balance sheets as permanent equity under the caption "non-controlling interests."
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included.
Prior to the Transactions (as described in Note 6), Nextracker did not operate as a separate entity and stand-alone separate historical financial statements for Nextracker were not prepared. Accordingly, the consolidated financial statements for the period preceding the Transactions were derived from Flex’s historical accounting records and were presented on a carve-out basis and include allocations of certain costs from Flex incurred on Nextracker’s behalf. Such costs may not have represented the amounts that would have been incurred had Nextracker operated autonomously or independently from Flex during the period preceding the Transactions. All intercompany transactions and accounts within Nextracker have been eliminated.
The balance of the redeemable non-controlling interests was reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount (increases or decreases) were recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. Prior to the separation from Flex, these interests were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests" as redemption was outside of the control of the Company. As of March 31, 2024 (after the separation from Flex), due to the fact that the redemption is no longer outside the control of the Company, the non-controlling interests are now presented on the consolidated balance sheets as permanent equity under the caption "non-controlling interests."
Foreign currency translation
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying consolidated statements of operations and comprehensive income when realized, and were not material for the fiscal years ended March 31, 2024, 2023, and 2022.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things, impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation accruals, and fair values of awards granted under stock-based compensation plans. Due to the long-term economic effects of the COVID-19 pandemic and geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine and the Israel-Hamas conflict. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences maybe material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

NEXTRACKER
Notes to the consolidated financial statements
Revenue recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. In applying ASC 606, the Company recognizes revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and software licenses along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) Nextracker satisfies a performance obligation. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time.
The Company’s contracts for specific solar tracker system projects with customers are predominantly accounted for as one performance obligation because the customer is purchasing an integrated service, which includes Nextracker’s overall management of the solar tracker system project and oversight through the installation process to ensure a functioning system is commissioned at the customer’s location. The Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract, which is principally as tracker system components are delivered to the designated project site. Although the Company sources the component parts from third party manufacturers, it obtains control and receives title of such parts before transferring them to the customer because Nextracker is primarily responsible for fulfillment to its customer. The Company’s engineering services and professional services are interdependent with the component parts whereby the parts form an input into a combined output for which it is the principal, and Nextracker could redirect the parts before they are transferred to the customer if needed. The customer owns the work-in-process over the course of the project and Nextracker’s performance enhances a customer-controlled asset, resulting in the recognition of the performance obligation over time. The measure of progress is estimated using an input method based on costs incurred to date on the project as a percentage of total expected costs to be incurred. The costs of materials and hardware components are recognized as control is transferred to the customer, which is typically upon delivery to the customer site . As such, the cost-based input measure is considered the best measure of progress in depicting the Company’s performance in completing a tracker system.
Contracts with customers that result in multiple performance obligations include contracts for the sale of components and solar tracker system project contracts with an extended warranty and/or which include the sale of software solutions.
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
Nextracker generates revenues from sales of software licenses of its TrueCapture and NX Navigator offerings, which are often sold separately from the tracker system. Software licenses are generally sold with maintenance services, which include ongoing security updates, upgrades, bug fixes and support. The software license and the maintenance services are separate performance obligations. Nextracker estimates the SSP of the software license using an adjusted market approach and estimates the SSP of the maintenance service using a cost plus margin approach. Revenue allocated to the software license is recognized at a point in time upon transfer of control of the software license, and revenue allocated to the maintenance service is generally recognized over time on a straight-line basis during the maintenance term. Revenues related to sales of software licenses were not material for the fiscal years ended March 31, 2024, 2023 and 2022 respectively.

NEXTRACKER
Notes to the consolidated financial statements
Contract estimates
Accounting for contracts for which revenue is recognized over time requires Nextracker to estimate the expected margin that will be earned on the project. These estimates include assumptions on the cost and availability of materials including variable freight costs. Nextracker reviews and updates its contract-related estimates each reporting period and recognizes changes in estimates on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Nextracker recognizes the total loss in the period it is identified.
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $397.1 million and $298.0 million as of March 31, 2024 and March 31, 2023, respectively, are presented in the consolidated balance sheets, of which $141.4 million and $116.3 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered.
During the fiscal years ended March 31, 2024 and 2023, Nextracker converted $152.3 million and $74.9 million deferred revenue to revenue, respectively, which represented 72% and 70%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of March 31, 2024, Nextracker had $294.9 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 76% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
Practical expedients and exemptions
Nextracker has elected to adopt certain practical expedients and exemptions as allowed under ASC 606, such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) not adjusting for the effects of significant financing components when the contract term is less than one year, (iii) excluding collected sales tax amounts from the calculation of revenue and (iv) accounting for the costs of shipping and handling activities that are incurred after the customer obtains control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.
Inflation Reduction Act of 2022 Vendor Rebates
On August 16, 2022, the Inflation Reduction Act of 2022 IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. Section 45X of the Internal Revenue Code of 1986, as amended 45X Credit was established as part of the IRA and is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer.
The Company has executed agreements with certain suppliers to ramp up its U.S. manufacturing footprint. These suppliers produce 45X Credit eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. The Company has contractually agreed with these suppliers to share a portion of the economic value of the credit related to Nextracker's purchases in the form of a vendor rebate. The Company accounts for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point the Company recognizes such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. For certain immaterial vendor rebates related to purchases that occurred prior to the execution of the agreement, the Company capitalized the cumulative impact of the vendor rebates, the

NEXTRACKER
Notes to the consolidated financial statements
total of which is to be amortized over the life of the associated contract with the supplier, as a reduction of the prices of future purchases. During the fourth quarter of fiscal 2024, due to additional guidance published and after discussion with its vendors, the Company determined the amount of the 45X Credit vendor rebates it expects to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on or after January 1, 2023. As of March 31, 2024, the Company had approximately $125.4 million in vendor rebates receivable included in other current assets, and approximately $3.0 million of deferred vendor consideration included in accrued expense on the consolidated balance sheet.
Fair value
The fair values of Nextracker’s cash, accounts receivable, and accounts payable approximate their carrying values due to their short maturities.
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, derivative instruments, and cash and cash equivalents.
Customer credit risk
Nextracker has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring and enforcement of credit limits for new and existing customers. Nextracker performs ongoing credit evaluations of its customers’ financial condition and makes provisions for credit losses based on the outcome of those credit evaluations. Nextracker evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent Nextracker identifies exposures as a result of credit or customer evaluations, Nextracker also reviews other customer related exposures, including but not limited to contract assets, inventory and related contractual obligations.
The following table summarizes the activity in Nextracker’s allowance for credit losses during fiscal years 2024, 2023, and 2022:

	Balance at beginning of year	Charges/(recoveries) to costs and expenses (1)	Deductions/ Write-Offs	Balance at end of year
Allowance for credit losses:	(In thousands)
Year ended March 31, 2022	$3,595	$(21)	$—	$3,574
Year ended March 31, 2023	$3,574	$(1,054)	$(752)	$1,768
Year ended March 31, 2024	$1,768	$2,197	$(93)	$3,872
(1) Charges and recoveries incurred during fiscal years 2024 and 2023 are primarily for costs and expenses or bad debt and recoveries related to various distressed customers.
One customer accounted for greater than 10% of revenue in fiscal years 2023, and 2022, with revenue of $331.0 million, and $196.2 million, respectively, and greater than 10% of the total balance of accounts receivable, net of allowance for credit losses on receivables and contract assets as of March 31, 2024 and 2023, with balances of approximately 12% and 15%, respectively. This customer accounted for less than 10% of revenue in fiscal year 2024.
Additionally, another customer accounted for greater than 10% of revenue in fiscal year 2024 with revenue of $426.1 million, and greater than 10% of the total balance of accounts receivable, net of allowance for credit losses on receivables and contract assets as of March 31, 2024 with balances of approximately 16%.

NEXTRACKER
Notes to the consolidated financial statements
Accounts receivable, net of allowance
Nextracker’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated losses through an allowance for credit losses. In evaluating the level of the allowance for credit losses, Nextracker makes judgments regarding the customers’ ability to make required payments, economic events and other factors. As the financial conditions of Nextracker’s customers change, circumstances develop or additional information becomes available, adjustments to the allowance for credit losses may be required. When deemed uncollectible, the receivable is charged against the allowance.
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the fiscal years ended March 31, 2024 and 2023:

	As of March 31,
	2024	2023
	(In thousands)
Beginning balance	$22,591	$10,485
Provision (release) for warranties issued (1)	(4,459)	13,099
Payments	(5,621)	(993)
Ending balance	$12,511	$22,591

(1)During fiscal year ended March 31, 2023, the Company identified a specific design issue with a non-core product, and recorded an additional $8.7 million charge to cost of sales on its consolidated statement of operations and comprehensive income, related to future remediation costs, which may include replacement parts and services.
Inventories
Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Prior to the separation from Flex, inventories were stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Effective from the date of the spin-off, management elected to state its inventory at the lower of cost, determined on a weighted average basis, or net realizable value. This change in policy resulted in an immaterial impact to the Company's consolidated financial statements for the periods presented.
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

NEXTRACKER
Notes to the consolidated financial statements

	Depreciable life (In years)	As of March 31,
		2024	2023
		(In thousands)
Machinery and equipment	3 - 8	$10,623	$9,062
Leasehold improvements	Up to 5	5,168	4,302
Furniture, fixtures, computer equipment and software	3 - 7	11,783	10,080
Construction-in-progress	—	3,051	1,111
		30,625	24,555
Accumulated depreciation		(21,389)	(17,300)
Property and equipment, net		$9,236	$7,255

Total depreciation expense associated with property and equipment was approximately $4.1 million, $3.4 million, and $2.7 million in fiscal years 2024, 2023 and 2022, respectively.
Nextracker reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing the carrying amount to the lowest level of identifiable projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds the fair value. Management determined there was no impairment for the fiscal years ended March 31, 2024, 2023 and 2022.
Deferred income taxes
For purposes of these consolidated financial statements, prior to the IPO, Nextracker taxes were calculated on a stand-alone basis as if Nextracker completed separate tax returns apart from Flex (“Separate-return Method”). Following the IPO, Nextracker Inc. files a separate tax return. The income taxes as presented herein for the pre-IPO period, allocate current and deferred income taxes of Flex to Nextracker, in a manner that Nextracker believes as systematic, rational, and consistent with the asset and liability method prescribed by ASC 740, Income Taxes. Accordingly, as stated in paragraph 30 of ASC 740, total amounts allocated to Nextracker may not be indicative of Nextracker’s condition had Nextracker been a separate stand-alone entity during the pre-IPO periods presented.
Following the IPO, Nextracker accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Nextracker recognizes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Nextracker accounts for uncertain income tax positions by recognizing the impact of a tax position in its consolidated financial statements when Nextracker believes it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authorities based on the technical merits of the position.
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

NEXTRACKER
Notes to the consolidated financial statements
in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
Tax receivable agreement
The Company has recorded a liability of $391.6 million and $230.3 million as of March 31, 2024 and 2023, respectively, which is included in TRA liabilities and other liabilities on the consolidated balance sheets, representing 85% of the estimated future tax benefits subject to the Tax Receivable Agreement ("TRA"). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions contemplated in connection with our IPO, exchanges of Class A common stock or cash and payments made under the TRA. The actual amount and timing of any payments under these agreements, will vary depending upon a number of factors, including, among others, the timing of redemptions or exchanges by members of Nextracker LLC, the price of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
Goodwill and other intangibles assets
In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired technology, are amortized over their estimated useful lives. Nextracker reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Nextracker also tests goodwill at least annually for impairment. Refer to Note 5 for additional information about goodwill and other intangible assets.
Other current assets
Other current assets include short-term deposits and advances of $104.7 million and $29.3 million as of March 31, 2024 and 2023, respectively, primarily related to advance payments to certain vendors for procurement of inventory. In addition, it includes $125.4 million in vendor rebates receivable related to the 45X Credit as further described above under the section "Inflation Reduction Act of 2022 Vendor Rebates."
Deferred tax assets and other assets
Includes deferred tax assets of $438.3 million and $257.1 million as of March 31, 2024 and 2023, respectively, primarily related to the Company's investment in Nextracker LLC as further described in Note 13.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $43.2 million and $44.6 million as of March 31, 2024 and 2023, respectively. In addition, it includes $39.2 million and $15.2 million accrued payroll as of March 31, 2024 and 2023, respectively.
TRA liability and other liabilities
TRA liability and other liabilities primarily include the liability of $391.6 million and $230.3 million as of March 31, 2024 and 2023, respectively, related to the amount expected to be paid to Yuma, Yuma Sub, TPG and the TPG affiliates as further described in Note 13. Additionally, the balance includes the long-term portion of standard product warranty liabilities of $6.4 million and $11.8 million, respectively, and the long-term portion of deferred revenue of $69.3 million and $35.8 million as of March 31, 2024 and 2023, respectively.

NEXTRACKER
Notes to the consolidated financial statements
Redeemable non-controlling interests
Prior to the separation from Flex, the balance of the redeemable non-controlling interests was reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings and other comprehensive income, or its estimated maximum redemption amount. The resulting changes in the estimated maximum redemption amount used to be recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital.
The following table present a reconciliation of the change in redeemable non-controlling interests for the periods presented:

	Fiscal year ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$3,560,628	$—
Establishment of non-controlling interests	—	265,564
Net income attributable to redeemable non-controlling interests	171,937	2,446
Reclassification of redeemable non-controlling interest	(622,292)	—
Tax distributions	(64,365)	—
Redemption value adjustments	822,635	3,292,618
Effect of spin-off from Flex	(3,868,543)	—
Balance at end of period	$—	$3,560,628

Stock-based compensation
Stock-based compensation is accounted for in accordance with ASC 718-10, Compensation-Stock Compensation. The Company records stock-based compensation costs related to its incentive awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest and forfeitures are recorded when they occur. Refer to Note 7 for further discussion.
Leases
Nextracker is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (i) there is an identified asset, and (ii) the customer has the right to control the use of the identified asset. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for Nextracker’s operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows Nextracker to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option Nextracker is reasonably certain of exercising. Nextracker has also elected the practical expedient to account for the lease and non-lease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments) and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As Nextracker cannot determine the interest rate implicit in the lease for its leases, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The estimated incremental borrowing rate is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

NEXTRACKER
Notes to the consolidated financial statements
The lease term for all of Nextracker’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that Nextracker is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
As of March 31, 2024 and 2023, current operating lease liabilities were $3.9 million and $1.9 million, respectively, which are included in other current liabilities on the consolidated balance sheets and long-term lease liabilities were $13.6 million and $1.5 million, respectively, which are included in other liabilities on the consolidated balance sheets. ROU assets are included in other assets on the consolidated balance sheets. Refer to Note 3 for additional information about Leases.
Recently issued accounting pronouncement
Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvement to Reportable Segment Disclosures- In November 2023, the FASB issued a new accounting standard which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The annual reporting requirements of the new standard will be effective for the Company beginning in fiscal year 2025 and interim reporting requirements beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2025 with an immaterial impact on its consolidated financial statements.
ASU 2023-09, Improvements to income Tax Disclosures - In December 2023, the FASB issued a new accounting standard to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. The new standard is effective to the Company beginning in fiscal year 2026 with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2026 with an immaterial impact on its consolidated financial statements.
3.Leases
Nextracker has several commitments under operating leases for warehouses, buildings, and equipment. Leases have initial lease terms ranging from one year to five years.
The components of lease cost recognized under ASC 842 Leases were as follow (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Operating lease cost	$2,281	$1,922	$1,769
Amounts reported in the consolidated balance sheet as of March 31, 2024 and 2023 were as follows (in thousands, except weighted average lease term and discount rate):

	As of March 31,
	2024	2023
Operating Leases:
Operating lease ROU assets	$17,390	$3,337
Operating lease liabilities	$17,457	$3,394

Weighted-average remaining lease term (In years)	4.3	2.6

Weighted-average discount rate	5.6%	4.7%

NEXTRACKER
Notes to the consolidated financial statements
Other information related to leases was as follows (in thousands):

	Fiscal year ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,299	$1,928	$1,818

Non-cash investing activity:
Lease liabilities arising from obtaining ROU assets	$15,873	$756	$1,718
Future lease payments under non-cancellable leases as of March 31, 2024 are as follows (in thousands):

Operating Leases
Fiscal year ended March 31,
2025	$4,722
2026	4,552
2027	4,619
2028	3,103
2029	2,599
Total undiscounted lease payments	19,595
Less: imputed interest	2,138
Total lease liabilities	$17,457
4.Revenue
Based on Topic 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Timing of Transfer
Point in time	$35,268	$50,516	$127,924
Over time	2,464,573	1,851,621	1,329,668
Total revenue	$2,499,841	$1,902,137	$1,457,592

5.Goodwill and intangible assets
Goodwill
Goodwill relates to the 2015 acquisition of Nextracker LLC and the 2016 acquisition of BrightBox by Flex on behalf of Nextracker LLC. As of March 31, 2024 and 2023, goodwill totaled $265.2 million, respectively and is not deductible for tax purposes.
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances, such as when there is a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2024, and assessed qualitative factors to determine whether it is more likely or not that the fair value of its reporting units is less than its carrying amount. The qualitative

NEXTRACKER
Notes to the consolidated financial statements
assessment required management to make various judgmental assumptions including but not limited to macroeconomic conditions, industry and market considerations, cost factors, financial performances, change in stock price. Management assessed each factor and evaluated whether the evidence, in aggregate, would indicate that it is more likely than not that the Company's reporting unit is less than its carrying amount. As a result of the qualitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of its reporting unit exceeded its carrying value.
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
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. Nextracker reviewed the carrying value of its intangible assets as of March 31, 2024 and 2023, and concluded that such amounts continued to be recoverable.
The components of identifiable intangible assets are as follows:

		As of March 31, 2024			As of March 31, 2023
(In thousands)	Weighted-average remaining useful life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Trade name and other intangibles	4.7	$3,000	$(1,454)	$1,546	$2,500	$(1,179)	$1,321
The gross carrying amount of intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the fiscal years ended March 31, 2024, 2023 and 2022 are as follows:

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Cost of sales	$275	$250	$4,043
Selling general and administrative expense	—	957	4,422
Total amortization expense	$275	$1,207	$8,465

Estimated future annual amortization expense for the above amortizable intangible assets are as follows:

Amount
(In thousands)
Fiscal year ending March 31,
2025	$350
2026	350
2027	350
2028	321
2029	175
Thereafter	—
Total amortization expense	$1,546

NEXTRACKER
Notes to the consolidated financial statements
6.The Transactions
The Company and Nextracker LLC completed the following reorganization and other transactions in connection with the IPO (collectively, referred to as the “Transactions”):
•Immediately prior to the completion of the IPO, the Company issued 128,794,522 shares of its Class B common stock to Yuma, Yuma Sub, and TPG Rise (not inclusive of those held by affiliated blocker corporations – see below) immediately following the Transactions and before giving effect to the IPO.
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
•Immediately prior to the closing of the IPO, Nextracker LLC made a distribution in an aggregate amount of $175.0 million (the “Nextracker LLC Distribution”). With respect to such Nextracker LLC Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of Nextracker LLC. The Nextracker LLC Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the senior credit facility with a syndicate of banks (the "2023 Credit Agreement"), as further discussed in Note 9.
•The Company used all the net proceeds from the IPO ($693.8 million) to purchase 30,590,000 Nextracker LLC common units from Yuma at a price per unit equal to $22.68.
•In connection with Yuma’s transfer to the Company of 30,590,000 Nextracker LLC common units, a corresponding number of shares of the Company’s Class B common stock held by Yuma were canceled.
•In connection with the IPO, the Company's repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.
On February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.
On February 13, 2023, the members of Nextracker LLC entered into the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the "LLC Agreement") to, among other things, effect the Transactions described above and to appoint the Company as the managing member of Nextracker LLC. As of March 31, 2024, the Company beneficially owns 140,773,223 LLC common units after the completion of the IPO, the Transactions, the follow-on offering and the Spin Transactions described below.
The 2023 follow-on offering
On July 3, 2023, Nextracker completed an underwritten offering of 18,150,000 shares of Class A common stock, of which 15,631,562 shares were offered and sold by the Company and 2,518,438 shares were offered and sold by certain of the Company’s stockholders for approximately $662.5 million in total gross proceeds, including the full exercise of the underwriters’ option to purchase additional shares of Class A common stock. The Company received net proceeds of $552.0 million. The entire net proceeds from the sale of shares by Nextracker were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise. Simultaneously, 14,025,000 and 1,606,562 shares of Class B common stock were surrendered by Flex and TPG, respectively, and cancelled.
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

NEXTRACKER
Notes to the consolidated financial statements
•Additionally, TPG owned 8,140,341 shares of Class B common stock representing approximately 5.63% of the total outstanding shares of the Company's outstanding common stock.
•The Company beneficially owned 62,053,870 LLC units, representing approximately 42.91% of the total common units of Nextracker LLC.
Exchange Agreement
The Company, Nextracker LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require Nextracker LLC to exchange Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of the Company on a basis, or, in the alternative, the Company may elect to exchange such Nextracker LLC common units (together with a corresponding number of shares of Nextracker Class B common stock) for cash equal to the product of (i) the number of Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of our Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker may at its option effect a direct exchange of shares of Class A common stock for Nextracker LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and Nextracker LLC. As Nextracker LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the consolidated balance sheets.
The Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the Merger Agreement to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which was a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition Corp., with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger would automatically convert into the right to receive a number of shares of the Company's Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of our Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, undertaken shortly following the completion of the Merger.
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders. Immediately prior to the spin-off, Flex held 100% of the shares of Yuma Common Stock, and Yuma held, directly and indirectly through Yuma Sub, (i) 74,432,619 shares of Nextracker’s Class B common stock, par value $0.0001 per share, representing approximately 51.48% of the total outstanding shares of Nextracker’s common stock, based on the number of shares of Nextracker’s common stock outstanding as of December 29, 2023 and (ii) 74,432,619 of the common units of Nextracker LLC, representing approximately 51.48% of the economic interest in the business of Nextracker.
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

NEXTRACKER
Notes to the consolidated financial statements
held by Yuma and Yuma Sub, for shares of Class A common stock of the Company) divided by (ii) the number of issued and outstanding shares of Yuma Common Stock immediately prior to the effective time of the Merger.
As the Merger represents a business combination of entities under common control, the transaction was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues. Upon consummation of the Merger, the assets and liabilities of Yuma, particularly the redeemable interest in Nextracker, were recognized at their carrying value on the date of transfer as a transaction under common control. Once acquired, the redeemable noncontrolling interest was derecognized at its carrying amount. In addition, the Company recognized the issuance of its Class A common stock as consideration of the acquisition of Yuma, with the difference between the carrying value of the redeemable noncontrolling interest acquired and the par value of the Class A common stock recorded in additional paid-in capital.
Tax distributions
During fiscal year 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions to its non-controlling interest holders (Yuma, Yuma Sub and TPG) in the aggregate amount of approximately $66.9 million (Refer to Note 13).

7.Stock-based compensation
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
The 2022 Plan is administered by the Board or such other committee appointed by the Board. Awards granted under the 2022 Plan expire no more than 10 years from the grant date. The 2022 Plan authorized the grant of 12.9 million equity-based awards. As of March 31, 2024, the Company had approximately 5.1 million equity-based awards available for grant under the 2022 Plan.
During fiscal year 2024, the Company granted the following three types of equity-based compensation awards to its employees under the 2022 Plan:
•Restricted incentive unit awards ("RSU"), whereby vesting is generally contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year.
•Options awards, whereby such awards will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through vesting date; and
•Performance based vesting awards ("PSUs") whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2026, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 - 300% of such PSUs ultimately vesting. The earned PSUs will cliff-vest on March 31, 2026.
On the date any performance-based vesting requirement is satisfied, the award holder will become vested in the number of awards that have satisfied the time-based vesting requirement, if any.
At the time of the completion of the Spin Transactions as described in Note 6, the Company assumed outstanding options, RSUs and PSUs granted to its employees pursuant to Flex’s 2017 Equity Incentive Plan, which were converted (based on the same value of the unvested awards) into options, RSUs and PSUs to purchase or receive an adjusted number of shares of Class A common stock pursuant to the 2022 Plan.
Stock-based compensation expense
The following table summarizes the Company’s stock-based compensation expense:

NEXTRACKER
Notes to the consolidated financial statements

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Cost of sales	$10,764	$12,794	$1,526
Selling, general and administrative expenses	38,325	19,200	1,522
Research and development	7,694	—	—
Total stock-based compensation expense (1)	$56,783	$31,994	$3,048

(1)Prior to the separation from Flex as described in Note 6, the expense included an allocation of Flex’s corporate and shared functional employee expense of immaterial amounts. Additionally, during fiscal year 2024, an immaterial number of awards were forfeited due to employee terminations.
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
As of March 31, 2024, the total unrecognized compensation expense for unvested awards under the 2022 Plan and the related remaining weighted average period for expensing is summarized as follow:

	Unrecognized compensation expense (in thousands)	Weighted- average remaining period (in years)
Options	$17,490	2.0
RSU	42,218	0.8
PSU (1)	23,213	1.4
Total unrecognized compensation expense	$82,921

(1)Excludes the expense associated to 292,958 PSUs awards that do not meet the criteria for a grant date under ASC 718 as of March 31, 2024.
Determining fair value — RSU awards
Valuation and Amortization Method - The Company determined the fair value of RSUs granted in fiscal year 2024 under the 2022 Plan based on the closing price per share of its Class A common stock as of the grant date of the awards. The compensation expense is generally recognized on a straight-line basis over the respective vesting period.
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

NEXTRACKER
Notes to the consolidated financial statements
Determining fair value — Options and PSU awards
Valuation and Amortization Method - The Company estimated the fair value of Options awards granted in fiscal year 2024 under the 2022 Plan, using a Black-Scholes option pricing model.
The fair values of Options awards granted in fiscal year 2023 and PSU awards granted in fiscal years 2024 and 2023, under the 2022 Plan, were estimated using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
The compensation expense is generally recognized over the respective vesting period for the awards. For awards without performance conditions, the expense is recognized on a straight-line basis, for awards with a performance condition, the expense is recognized on a graded basis.
Expected volatility - Volatility used in the Black-Scholes option pricing, or in the Monte Carlo simulation, is derived from the historical volatility of Nextracker's Peer Group. The service period of options and PSU awards granted in fiscal year 2024 is three years, respectively. The service period of options and PSU awards granted in fiscal year 2023 is four years, and three years respectively.
Risk-Free Rate assumptions - The Company bases the risk-free interest rate used in the Monte Carlo simulation based on the continuously compounded risk-free rate in the Monte Carlo simulations to calculate the drift rate of the Company and peer group stock prices. The risk-free rate of return was calculated using the U.S. Treasury daily yield curve.
The fair value of the Company's awards granted under the 2022 Plan was estimated based on the following assumptions:

	Fiscal year ended March 31,
	2024	2023
Expected volatility	65%	65% - 70%
Expected dividends	—%	—%
Risk-free interest rate	3.8% - 4.6%	2.5% - 2.7%

Awards activity
The following table summarizes the RSU awards activity under the 2022 Plan:

	Fiscal year ended March 31,
	2024
	Number of RSUs	Weighted average grant date fair value per share
Unvested RSU awards outstanding, beginning of fiscal year	2,002,419	$20.40
Granted	1,381,092	41.55
Vested	(538,811)	21.33
Forfeited (1)	(126,567)	26.93
Unvested RSU awards outstanding, end of fiscal year	2,718,133	$31.37

(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of RSU awards granted during the fiscal year ended March 31, 2023 was $17.03 per award and the weighted average modification date fair value was $20.40 per award as of February 9, 2023. The total fair value of RSUs vested during the fiscal year ended March 31, 2024 was $13.2 million. There were no RSUs vested during the fiscal year ended March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements
The following table summarizes the PSU awards activity under the 2022 Plan:

	Fiscal year ended March 31,
	2024
	Number of PSUs	Weighted average grant date fair value per share
Unvested PSU awards outstanding, beginning of fiscal year	219,713	$23.01
Granted (1)	787,763	54.77
Vested	—	—
Forfeited	—	—
Unvested PSU awards outstanding, end of fiscal year (2)	1,007,476	$47.01

(1)Includes 220 thousand PSUs awards related to the second tranche of performance-based awards granted in fiscal year 2023 that met the criteria for a grant date under ASC 718 as the performance metrics for these awards were determined during fiscal year 2024. Additionally, includes 131 thousand PSU awards representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for the first tranche of PSU awards granted in fiscal 2023.
(2)Excludes 293 thousand PSUs award related to the third tranche of performance-based awards granted in fiscal year 2023 that do not meet the criteria for a grant date under ASC 718 as of March 31, 2024. The performance-based metrics for the third tranche of the PSUs were not yet determined as of March 31, 2024.
The weighted average grant date fair value of the PSU awards granted during the fiscal year ended March 31, 2023 was $19.35 per award and the weighted average modification date fair value was $23.01 per award as of February 9, 2023.
Additional information for the PSUs awarded is further detailed in the table below:

				Range of shares that may be issued
Year of grant	Performance end date	Targeted number of awards as of March 31, 2024	Weighted average grant date fair value per share	Minimum	Maximum
Fiscal 2023	March 31, 2024	219,704	$55.26	—	439,408	(1)
Fiscal 2023 (2)	March 31, 2025	292,958	$—	—	585,916	(1)
Fiscal 2024	March 31, 2026	436,675	$54.53	—	1,310,025	(3)

(1)Payouts can range from 0% to 200% of the applicable Tranche targets based on the achievement levels of the Company's Total Shareholder Return ("TSR"), as determined in the Restricted Incentive Unit Award Agreement under the 2022 Plan for performance-based vesting awards.
(2)Third tranche of PSUs granted in fiscal year 2023 that do not have a grant date or measurement date as of March 31, 2024.
(3)Payouts can range from 0% to 300% based on the achievement of certain metrics specific to the Company.
As of March 31, 2024, the Company expects to issue the approximately 160% of shares related to the first tranche of PSU awards granted in fiscal year 2023, and up to 200% of shares related to the second tranche of PSU awards granted in fiscal

NEXTRACKER
Notes to the consolidated financial statements
year 2023 that meet the criteria for a grant date during fiscal year 2024, provided continued service from the employees through April 6, 2025.
The following table summarizes the Options awards activity under the 2022 Plan:

	Fiscal year ended March 31,
	2024
	Number of Options	Weighted average exercise price
Options awards outstanding, beginning of fiscal year	2,692,619	$21.00
Granted	489,732	39.24
Exercised	—	—
Forfeited (1)	(30,949)	21.00
Options awards outstanding, end of fiscal year	3,151,402	$23.84
Options awards exercisable as of end of fiscal year	—	—
Options awards vested and expected to vest, end of fiscal year	3,151,402	$23.84

(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of Options awards granted during the fiscal year ended March 31, 2024 was approximately $24.95 per award. The weighted average grant date fair value of Options awards granted during the fiscal year ended March 31, 2023 was estimated to be $5.17 per award and the weighted average modification date fair value was $6.30 per award as of February 9, 2023. The weighted average remaining contractual life for Options awards outstanding and Options awards vested and expected to vest as of March 31, 2024, is 8.2 years.
The aggregate intrinsic value of Options awards outstanding and Options awards vested and expected to vest as of March 31, 2024 is $102.2 million. No Options awards vested during the fiscal years ended March 31, 2024 and 2023.
The following table presents the composition of options outstanding and exercisable as of March 31, 2024:

	Options outstanding			Options exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
<$20	19,617	1.5	$9.89	19,617	$9.89
$20.00 - $40.00	2,661,670	7.8	$21.00	2,661,670	$21.00
$40.00 - $60.00	470,115	9.2	$40.47	470,115	$40.47
	3,151,402	8.0	$23.84	3,151,402	$23.84

Out of the 3.2 million options outstanding as of March 31, 2024, approximately 2.7 million options were granted in fiscal year 2023 whereby vesting was tied to certain performance metrics specific to the Company. The vesting information for these shares is further detailed in the table below.

NEXTRACKER
Notes to the consolidated financial statements

			Range of shares that may be issued (1)
	Targeted number of awards as of March 31, 2024	Weighted average fair value per share	Minimum	Maximum	Options Performance Period end date
Year of grant
Fiscal 2023	2,661,670	$6.30	—	2,661,670	March 31, 2026
8.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders of the Company by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company's common stock for the period. Additionally, the potential dilution impact of Class B common stock convertible into Class A was also considered in the calculation.
The computation of earnings per share and weighted average shares outstanding of the Company's common stock since the IPO is presented below:

	Fiscal year ended March 31, 2024			February 9, 2023 - March 31, 2023
	Income	Weighted average shares outstanding	Per Share	Income	Weighted average shares outstanding	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$306,241	77,067,639	$3.97	$1,143	45,886,065	$0.02

Effect of Dilutive impact
Common stock equivalents from Options awards (1)		1,089,554			377,316
Common stock equivalents from RSUs (2)		1,268,923			1,291,346
Common stock equivalents from PSUs (3)		558,733			92,388
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$189,974	67,299,481		$2,446	98,204,522

Diluted EPS
Net income	$496,215	147,284,330	$3.37	$3,589	145,851,637	$0.02

(1)During fiscal year ended March 31, 2024, approximately 0.5 million of Options awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No Options awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.
(2)During fiscal year ended March 31, 2024, an immaterial amount of RSU awards were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No RSU awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.

NEXTRACKER
Notes to the consolidated financial statements
(3)During fiscal year ended March 31, 2024, no PSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No PSU awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.
9.Bank borrowings and long-term debt
On February 13, 2023, the Company and Nextracker LLC (the "LLC"), as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The RCF is available to fund working capital, capital expenditure and other general corporate purposes.
As of March 31, 2024 and 2023, the Company had $147.7 million and $147.1 million, respectively, outstanding under the term loan, net of issuance costs, of which $144.0 million and $147.1 million, respectively, are included in long-term debt and $3.7 million and nil, respectively, are included in other current liabilities on the consolidated balance sheets.
The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028. A portion of the RCF not to exceed $300.0 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $100.0 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence. As of March 31, 2024, the Company had approximately $434.3 million outstanding under the RCF, net of $65.7 million of outstanding letters of credit.
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
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis point to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC will is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is 6.92% (SOFR rate of 5.20% plus a margin of 1.72%) as of March 31, 2024.
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of March 31, 2024, the Company was in compliance with all applicable covenants under the 2023 Credit Agreement, the Term Loan and the RCF.

NEXTRACKER
Notes to the consolidated financial statements
The term loan which is categorized as Level 2 on the fair value hierarchy, bears interest at the applicable SOFR rate as of disbursement date, plus a spread based on certain financial metrics for the last twelve-month period and therefore the carrying amount approximate the fair value as of March 31, 2024. The effective interest rate for the Company's long-term debt was 7.12%, and 6.90% for fiscal years ended March 31, 2024 and 2023, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Amount
Fiscal year ended March 31,	(In thousands)
2025	$3,750
2026	7,500
2027	7,500
2028	131,250
Total	$150,000

10.Supplemental cash flow disclosures
The following table represents supplemental cash flow disclosures of non-cash investing and financing activities:

	Fiscal year ended March 31,
	2024	2023	2022
Non-cash investing activity:	(In thousands)
Unpaid purchases of property and equipment	$1,596	$206	$138
Non-cash financing activity:
TRA revaluation	$23,823	$—	$—
Reclassification of redeemable non-controlling interest	$622,292	$—	$—
Capitalized offering costs	$—	$(5,331)	$5,331
Legal settlement paid by Parent (1)	$—	$20,428	$—
Paid-in-kind dividend for Series A redeemable preferred units	$—	$21,427	$—
Settlement of assets and liabilities with Parent	$—	$52,529	$—
(1)amount presented in fiscal year 2023 is net of insurance recovery of $22.3 million related to the Company's litigation settlement in July 2022.
11.Relationship with Flex
On January 2, 2024, Nextracker became a fully independent company upon completion of the Spin Transactions, as described in Note 6, and Flex ceased to be a related party on that date. The Company continues to have significant agreements with Flex, which is further detailed below under the section "Agreements with Flex."
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

NEXTRACKER
Notes to the consolidated financial statements
Allocation of corporate expenses prior to the IPO and spin-off
The consolidated financial statements for the period prior to the IPO, include expense allocations for certain functions provided by Flex, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, and stock-based compensation. These expenses were allocated to Nextracker on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount or other measure.
During the fiscal years ended March 31, 2023 and 2022, Nextracker was allocated, $5.2 million and $13.0 million, respectively, of general corporate expenses incurred by Flex. Of these expenses $3.4 million and $9.9 million, respectively, were included within selling, general and administrative expenses and $1.8 million and $3.1 million, respectively, were included in cost of sales in the consolidated statements of operations and comprehensive income. An immaterial amount of general corporate expenses incurred by Flex was allocated to Nextracker during the fiscal year 2024 for the period prior to the spin-off.
Risk management
Prior to the IPO, Nextracker paid a premium to Flex in exchange for the coverage provided related to insurance of insurance for property, casualty, product liability matters, auto liability, and workers’ compensation, and various excess policies. In fiscal years 2023 and 2022, the policies with significant premiums included the Marine Cargo/Goods in Transit and the multiple Errors and Omissions policies all through various insurance providers. Expenses related to coverage provided by Flex reflected in the consolidated statements of operations and comprehensive income and were immaterial for fiscal years 2023 and 2022.
Cash management and financing prior to the IPO and spin-off
Prior to the IPO, Nextracker participated in Flex’s centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that were not historically cash settled were reflected in the consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as these were deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment during the fiscal years ended March 31, 2023 and 2022:

	Fiscal year ended March 31,
	2023 (3)	2022
	(In thousands)
Corporate allocations (excluding stock-based compensation expense)	$1,483	$9,999
Transfer of operations to Nextracker (1)	(39,025)	(2,934)
Net cash pooling activities (2)	(35,240)	(35,490)
Income taxes	41,238	19,550
Net transfers to Parent	$(31,544)	$(8,875)

(1)Primarily represents certain international operations where related income and/or losses are included in Nextracker’s consolidated statements of operations. Cash was also collected by the international operations on behalf of Nextracker, for which Nextracker and Flex do not intend to settle in the future. For the fiscal year 2023, the balance includes the legal settlement paid by Flex.
(2)Primarily represents financing activities for cash pooling and capital transfers.
(3)Represents transactions reflected in accumulated net parent investment through February 8, 2023.
The cash balance reflected in the consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO, when Nextracker was a controlled entity of Flex, Nextracker's U.S. operations participated in the Flex cash pooling management programs intra-quarter; all outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the consolidated statements of redeemable interest and stockholders' deficit / parent company deficit and the consolidated statements of cash flows. As of the date of the separation with Flex, Nextracker no longer participates in the Flex cash pooling management programs and no cash pool payable was outstanding as of March 31, 2024.

NEXTRACKER
Notes to the consolidated financial statements
Prior to the separation from Flex, due to related parties related to balances resulting from transactions between Nextracker and Flex subsidiaries that were historically cash settled. Nextracker purchased certain components and services from other Flex affiliates of $67.1 million, and $47.7 million for the fiscal years ended March 31, 2023 and 2022, respectively.
During the period prior to the IPO, Flex also administered on behalf of Nextracker payments to certain freight providers as well as payrolls to certain employees based in the U.S. Nextracker’s average due to related parties balance was $37.5 million and $36.5 million for the fiscal years ended March 31, 2023 and 2022 respectively. All related cash flow activities are under net cash used in operating activities in the consolidated statements of cash flows. Subsequent to the separation and as of March 31, 2024, transactions with Flex are no longer reported as related party transactions.
As of March 31, 2024, the Company had $38.6 million of receivables from and $19.3 million of payables to Flex, which are presented as other current assets and other current liabilities, respectively, on the consolidated balance sheets.
The Nextracker LLC Distribution
Immediately prior to the closing of the IPO, the LLC made the Nextracker LLC Distribution of $175.0 million. With respect to such Nextracker LLC Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata Nextracker LLC common units. The Nextracker LLC Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the 2023 Credit Agreement, as further discussed in Note 9.
Agreements with Flex
•Umbrella agreement - In February 2023, Nextracker Brasil Ltda., an indirect, wholly-owned subsidiary of Nextracker Inc., and Flextronics International Technologia Ltda., an affiliate of Flex, entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between Nextracker Inc. and Flex for the sale of the Company’s solar trackers in Brazil. The Umbrella Agreement is renewable automatically for successive one-year periods, unless a party provides written notice to the other parties that such party does not intend to renew within at least ninety days prior to the end of any term.
•Transition Services Agreement— The Company and the LLC entered into a transition services agreement with Flextronics International USA, Inc. ("FIUI"), pursuant to which FIUI and its subsidiaries agreed to provide the Company and its subsidiaries with various services.
•Employee Matters Agreement— The Company and Nextracker LLC entered into an employee matters agreement with Flex that governs Nextracker’s and Flex’s compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocates liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Under the terms of the employee matters agreement, at the time of the completion of the Spin Transactions, Nextracker assumed outstanding options, RSUs and PSUs granted to its employees pursuant to Flex’s 2017 Equity Incentive Plan (or other applicable equity incentive plan of Flex), which were converted into options, RSUs and PSUs to purchase or receive an adjusted number of shares of Class A common stock pursuant to the 2022 Plan (or other applicable equity incentive plan of Nextracker). The term of the employee matters agreement is indefinite and may only be terminated or amended with the prior written consent of both Nextracker and Flex, and is expected to remain in effect in accordance with its terms following the Spin Transactions.
•Tax Matters Agreement—Immediately prior to the Spin Distribution, Nextracker, Flex and Yuma entered into a tax matters agreement (the “Tax Matters Agreement”) which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin Distribution and the Mergers), tax attributes, tax returns, tax contests and certain other matters.
12.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for a loss contingency to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any related

NEXTRACKER
Notes to the consolidated financial statements
excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition.
On February 6, 2024, pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Subsidiary Inc. were wholly-owned subsidiaries of Nextracker Inc. On February 1, 2024, Flex sent a dispute notice to Nextracker Inc. asserting that Flex is entitled to the distribution that was subsequently made to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. and demanding payment of that amount to Flex. Nextracker Inc. is evaluating the dispute notice and it is too early to determine the likelihood that the Company will be required to make any such payments to Flex in the future.
13.Income taxes
The domestic and foreign components of income before income taxes were comprised of the following:

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Domestic	$576,009	$117,115	$45,259
Foreign	31,988	51,968	19,849
Total	$607,997	$169,083	$65,108

The provision for income taxes consisted of the following:

	Fiscal year ended March 31,
	2024	2023	2022
Current:	(In thousands)
Domestic	$65,286	$35,244	$13,558
Foreign	7,904	18,238	5,974
Total	$73,190	$53,482	$19,532

Deferred:
Domestic	30,496	(8,660)	(6,173)
Foreign	8,096	2,928	836
Total	$38,592	$(5,732)	$(5,337)

Provision for income taxes	$111,782	$47,750	$14,195

NEXTRACKER
Notes to the consolidated financial statements
The domestic statutory income tax rate was 21% in fiscal years 2024, 2023 and 2022. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Income taxes based on domestic statutory rates	$127,679	$35,508	$13,673
Effect of tax rate differential	2,165	7,487	2,638
FDII Deduction	(9,055)	(3,235)	(1,583)
Foreign disregarded entities	5,574	11,020	—
Foreign tax deduction	—	(3,659)	—
Change in TRA Liability	(12,416)	—	—
Amount allocated to Non-controlling interest	(41,348)	(1,671)	—
Stock-based compensation	—	—	(424)
State	7,810	4,535	880
Change in State Effective Rate	31,279	—	—
Guaranteed payment on Series A Preferred Units	—	(4,500)	(875)
Other	94	2,265	(114)
Provision for income taxes	$111,782	$47,750	$14,195

The components of deferred income taxes are as follows:

NEXTRACKER
Notes to the consolidated financial statements

	As of March 31,
	2024	2023
Deferred tax liabilities:	(In thousands)
Foreign taxes	$(14,319)	$(458)
Fixed assets	(3)	(54)
Others	(763)	(2,230)
Total deferred tax liabilities	(15,085)	(2,742)
Deferred tax assets:
Stock-based compensation	15,629	2,222
Net operating loss and other carryforwards	5,032	5,467
Investment in Nextracker LLC	409,716	249,377
Foreign Tax Credits	9,455	—
Others	5,908	1,598
Total deferred tax assets	445,740	258,664
Valuation allowances	(1,173)	(1,528)
Total deferred tax assets, net of valuation allowances	444,567	257,136

Net deferred tax asset	$429,482	$254,394

The net deferred tax asset is classified as follows:
Long-term asset	$438,272	$254,767
Long-term liability	(8,790)	(373)
Total	$429,482	$254,394

The Company has recorded deferred tax assets of approximately $3.9 million related to tax losses and other carryforwards. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2025 - 2030	$—
2031 - 2036	189
2037 - Post	—
Indefinite	3,671
Total	$3,860
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of this evaluation, as of March 31, 2024, a valuation allowance account of $1.2 million related to a foreign jurisdiction has been recorded to recognize only the portion of the deferred tax asset that is most likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

NEXTRACKER
Notes to the consolidated financial statements
As of March 31, 2024, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $14.0 million of undistributed foreign earnings, recording a deferred tax liability of approximately $1.4 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal year ended March 31,
	2024	2023	2022
	(In thousands)
Balance, beginning of fiscal year	$434	$440	$465
Impact from foreign exchange rates fluctuation	(85)	(6)	(25)
Balance, end of fiscal year	$349	$434	$440

Nextracker and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, Nextracker is no longer subject to income tax examinations by tax authorities for years before 2018.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. The Company had approximately $0.5 million accrued for the payment of interest and penalties as of March 31, 2024 and 2023, respectively.
Tax Receivable Agreement
On February 13, 2023, Nextracker Inc. entered into a tax receivable agreement (the “Tax Receivable Agreement” or "TRA") with the LLC, Yuma, Yuma Sub, TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”). The Tax Receivable Agreement provides for the payment by Nextracker Inc. to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that Nextracker Inc. is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or common units of the LLC (collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of Nextracker Inc.'s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of Nextracker Inc., as part of the Transactions, and (iv) certain other tax benefits related to Nextracker Inc. entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
As of March 31, 2024 and 2023, a liability of $391.6 million and $230.3 million, respectively, was recorded for the expected amount to be paid to Flex affiliate, TPG and the TPG affiliates, which is included in TRA liability and other liability on the consolidated balance sheets. Separately, a deferred tax asset of $409.7 million and $249.4 million has been booked as of March 31, 2024 and 2023, respectively, reflecting Nextracker's outside basis difference in Nextracker LLC, which is included in deferred tax assets and other assets on the consolidated balance sheets. The difference between the liability and the deferred tax asset was recorded to additional paid-in-capital on the consolidated balance sheets.
During fiscal year 2024, the Company incurred $28.4 million of other tax related income driven by the reduction in its liability under the TRA due to a decrease in its forecasted estimated state effective tax rate. These tax related income have been presented in other (income) expense, net on the consolidated statement of operations for the fiscal year ended March 31, 2024.
Tax distributions
During fiscal year 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions to its non-controlling interest holders (Yuma, Yuma Sub and TPG) in the aggregate amount of approximately $66.9 million.

NEXTRACKER
Notes to the consolidated financial statements
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), a global policy forum, issued the Pillar Two Global Anti-Base Erosion rules, which a global minimum tax of 15% would apply to multinational groups with consolidated financial statement revenue in excess of EUR750 million. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions including jurisdictions where the Company operates, have enacted these rules effective January 1, 2024. The Company has evaluated the impact of these rules and currently believes they will not have a material impact on financial results through 2026 due to certain transitional safe harbors. The Company will continue to monitor and refine its assessment as further guidance is made available.
14.Segment reporting
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2024		2023		2022
	(In thousands)
Revenue:
U.S.	$1,702,611	68%	$1,298,596	68%	$904,946	62%
Rest of the World	797,230	32%	603,541	32%	552,646	38%
Total	$2,499,841		$1,902,137		$1,457,592

The United States is the principal country of domicile.
The following table summarizes the countries that accounted for more than 10% of revenue in fiscal years 2024, 2023, and 2022. Revenue is attributable to the countries to which the products are shipped.

	Fiscal year ended March 31,
	2024		2023		2022
	(In thousands)
Revenue:
U.S.	1,702,611	68%	1,298,596	68%	$904,946	62%
Brazil	281,272	11%	295,846	16%	188,368	13%

No other country accounted for more than 10% of revenue for the fiscal years presented in the table above.
As of March 31, 2024 and 2023, property and equipment, net in the United States was $9.0 million and $7.2 million, respectively, which represents substantially all of the Company's consolidated property and equipment, net. No other countries accounted for more than 10% of property and equipment, net as of March 31, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024. The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
c.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
d.Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
CFO Transition
As previously announced, the Board has appointed Charles “Chuck” Boynton as our Chief Financial Officer, effective as of a mutually agreed start date. We currently expect that Mr. Boynton’s start date will be May 29, 2024. Upon Mr. Boynton’s start date, David Bennett will step down as Chief Financial Officer and will continue to serve Nextracker as Chief Accounting Officer.
Annual Meeting Date
On May 21, 2024, our Board of Directors determined Monday, August 19, 2024 as the date of the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). The time and meeting information for the 2024 Annual Meeting will be set forth in our proxy statement for the 2024 Annual Meeting, which will be filed with the SEC prior to the 2024 Annual Meeting.
Because the date of the 2024 Annual Meeting is more than 30 days prior to the anniversary of the Company’s 2023 annual meeting of stockholders, we are informing stockholders of the due dates for submissions of qualified stockholder proposals and stockholder director nominations.
A stockholder proposal for inclusion in our proxy statement for the 2024 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must be received at the Company’s principal executive offices at 6200 Paseo Padre Parkway, Fremont, California, 94555, Attention: Secretary, no later than June 7, 2024.
A stockholder proposal or director nomination (including nominations pursuant to Rule 14a-19 under the Exchange Act) outside of Rule 14a-8 under the Exchange Act and pursuant to our Amended and Restated Bylaws (the “Bylaws”) must have been received by the Company by June 7, 2024.
Stockholder proposals and stockholder director nominations must comply with all applicable requirements set forth in the rules and regulations of the SEC, the Exchange Act, and the Bylaws.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2024 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2024 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2024 Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2024 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2024 Annual Shareholders Meeting. Such information is incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.Documents filed as part of this Annual Report on Form 10-K:
i.Financial Statements. See Item 8, "Financial Statements and Supplementary Data."
ii.Financial Statement Schedules. All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
iii.Exhibits. The Exhibit Index, which immediately precedes the signature page to this Annual Report on Form 10-K, is incorporated by reference into this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.
EXHIBIT INDEX

			Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Amended and Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.		10-K	001-41617	4.1	June 9, 2023
10.1	Form of Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC.		S-1/A	333-269238	10.1	February 1, 2023
10.2	Form of Exchange Agreement.		S-1	333-269238	10.2	January 13, 2023
10.3	Form of Tax Receivable Agreement.		S-1/A	333-269238	10.3	January 24, 2023
10.4	Form of Letter Agreement.		S-1/A	333-269238	10.4	January 24, 2023
10.5	Form of Amended and Restated Separation Agreement by and among Flex Ltd., Nextracker LLC, Nextracker Inc. and Flextronics International USA, Inc.		S-1/A	333-269238	10.5	February 1, 2023
10.6	Form of Amendment to the Transition Services Agreement.		S-1	333-269238	10.7	January 13, 2023

10.7	Form of Second Amended and Restated Employee Matters Agreement by and among Flex Ltd., Nextracker LLC and Flextronics International USA, Inc.		S-1	333-269238	10.8	January 13, 2023
10.8	Form of Registration Rights Agreement.		S-1	333-269238	10.9	January 13, 2023
10.9†	Form of Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan.		S-1	333-269238	10.1	January 13, 2023
10.10†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.11	January 13, 2023
10.11†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for performance-based vesting awards (Executive).		S-1	333-269238	10.12	January 13, 2023
10.12†	Form of Unit Option Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.13	January 13, 2023
10.13†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive).		10-Q	001-41617	10.1	August 9, 2023
10.14†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (Director).		10-Q	001-41617	10.2	August 9, 2023
10.15†	Form of Performance Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (Executive).		10-Q	001-41617	10.3	August 9, 2023
10.16†	Form of Stock Option Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive).		10-Q	001-41617	10.4	August 9, 2023
10.17†	Form of Indemnification Agreement.		S-1	333-269238	10.15	January 13, 2023
10.18	Form of Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc., and Yuma Acquisition Corp.		S-1/A	333-269238	10.16	January 24, 2023
10.19	Form of Credit Agreement by and among Nextracker Inc., the Other Holding Entities Party Thereto, Nextracker LLC, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Sumitomo Mitsui Banking Corporation, Unicredit Bank AG, New York Branch and U.S. Bank National Association, as Co-Documentation Agents.		S-1/A	333-269238	10.22	February 1, 2023
10.20	Tax Matters Agreement, dated January 2, 2024, by and among Nextracker Inc., Flex Ltd. and Yuma Inc.		8-K	001-41617	10.1	January 2, 2024
10.21†	Offer Letter with Charles Boynton.	x
19.1	Nextracker Inc. Insider Trading and Trading Window Policy.	x
21.1	List of Subsidiaries of the Registrant.	x

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	x
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x
97.1	Nextracker Inc. Financial Restatement Compensation Recoupment Policy.	x
101
The following financial statements from Nextracker Inc.’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on June 9, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): [(i) the Consolidated balance sheets, (ii) the Consolidated statements of operations and comprehensive income, (iii) the Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit), (iv) the Consolidated statements of cash flows, and (v) the Notes to the consolidated financial statements.
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

Nextracker Inc.

Date:	May 28, 2024	By:	/s/ Daniel Shugar
Daniel Shugar
Chief Executive Officer
(Principal Executive Officer)

Date:	May 28, 2024	By:	/s/ David Bennett
David Bennett
Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Daniel Shugar and David Bennett and each one of them, her or his attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel Shugar	Chief Executive Officer (Principal Executive Officer)	May 28, 2024
Daniel Shugar

/s/ David Bennett	Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2024
David Bennett

/s/ William D. Watkins	Chairman of the Board	May 28, 2024
William D. Watkins

/s/ Julie Blunden	Director	May 28, 2024
Julie Blunden

/s/ Jonathan Coslet	Director	May 28, 2024
Jonathan Coslet

/s/ Steven Mandel	Director	May 28, 2024
Steven Mandel

/s/ Willy Shih	Director	May 28, 2024
Willy Shih

/s/ Brandi Thomas	Director	May 28, 2024
Brandi Thomas

/s/ Howard Wenger	Director	May 28, 2024
Howard Wenger