Form 10-Q
period 2024-06-28
Nextracker Inc.
filed 2024-08-06
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
 As of July 30, 2024, there were 143,438,606 shares of the registrant’s Class A common stock outstanding and 1,908,827 shares of the registrant's Class B common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of June 28, 2024 and March 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended June 28, 2024 and June 30, 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit) and Redeemable Interest for the three-month periods ended June 28, 2024 and June 30, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 28, 2024 and June 30, 2023	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
Signatures		57

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nextracker Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of June 28, 2024	As of March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$471,879	$474,054
Accounts receivable, net of allowance of $4,020 and $3,872, respectively	401,937	382,687
Contract assets	361,939	397,123
Inventories	166,023	201,736
Other current assets	295,633	312,635
Total current assets	1,697,411	1,768,235
Property and equipment, net	35,261	9,236
Goodwill	328,381	265,153
Other intangible assets, net	46,458	1,546
Deferred tax assets	463,003	438,272
Other assets	56,415	36,340
Total assets	$2,626,929	$2,518,782
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$387,401	$456,639
Accrued expenses	69,028	82,410
Deferred revenue	218,565	225,539
Current portion of long-term debt	4,688	3,750
Other current liabilities	123,275	123,148
Total current liabilities	802,957	891,486
Long-term debt, net of current portion	142,235	143,967
Tax receivable agreement (TRA) liability	399,054	391,568
Other liabilities	146,052	99,733
Total liabilities	1,490,298	1,526,754
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 143,391,305 shares and 140,773,223 shares issued and outstanding, respectively	14	14
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 1,908,827 shares and 3,856,175 shares issued and outstanding, respectively	—	—
Accumulated deficit	(2,944,878)	(3,066,578)
Additional paid-in-capital	4,066,773	4,027,560
Accumulated other comprehensive (loss) income	(522)	17
Total Nextracker Inc. stockholders' equity	1,121,387	961,013
Non-controlling interest	15,244	31,015
Total stockholders' equity	1,136,631	992,028
Total liabilities and stockholders' equity	$2,626,929	$2,518,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended
	June 28, 2024	June 30, 2023
Revenue	$719,921	$479,543
Cost of sales	482,481	365,799
Gross profit	237,440	113,744
Selling, general and administrative expenses	60,827	34,235
Research and development	16,519	5,629
Operating income	160,094	73,880
Interest expense	3,280	3,102
Other expense (income), net	4,868	(1,968)
Income before income taxes	151,946	72,746
Provision for income taxes	27,152	9,101
Net income and comprehensive income	124,794	63,645
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	3,094	43,216
Net income attributable to Nextracker Inc.	$121,700	$20,429

Earnings per share attributable to Nextracker Inc. common stockholders
Basic	$0.86	$0.44
Diluted	$0.84	$0.43
Weighted-average shares used in computing per share amounts:
Basic	142,102,503	46,411,859
Diluted	149,233,237	146,868,852
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders' equity (deficit) and redeemable interest
(In thousands, except share amounts)

	Class A common stock		Class B common stock
	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	121,700	—	121,700	3,094	124,794
Stock-based compensation expense	—	—	—	—	21,901	—	—	21,901	—	21,901
Vesting of Nextracker Inc. RSU awards	670,734	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Tax distribution	—	—	—	—	—	—	—	—	(5,314)	(5,314)
Total other comprehensive income	—	—	—	—	—	—	(539)	(539)	—	(539)
BALANCE AT JUNE 28, 2024	143,391,305	$14	1,908,827	$—	$4,066,773	$(2,944,878)	$(522)	$1,121,387	$15,244	$1,136,631

		Class A common stock		Class B common stock
	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$3,560,628	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	43,216	—	—	—	—	—	20,429	20,429
Stock-based compensation expense	—	—	—	—	—	8,641	—	8,641
Vesting of Nextracker Inc. RSU awards	—	536,243	—	—	—	—	—	—
Redemption value adjustment	305,678	—	—	—	—	(8,641)	(297,037)	(305,678)
BALANCE AT JUNE 30, 2023	$3,909,522	46,422,308	$5	98,204,522	$10	$—	$(3,352,390)	$(3,352,375)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Three-month periods ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$124,794	$63,645
Depreciation and amortization	941	1,046
Changes in working capital and other, net	(4,889)	161,076
Net cash provided by operating activities	120,846	225,767
Cash flows from investing activities:
Purchases of property and equipment	(2,890)	(694)
Payment for business acquisition, net of cash acquired	(110,165)	—
Net cash used in investing activities	(113,055)	(694)
Cash flows from financing activities:
Repayment of bank borrowings	(937)	—
Payment of revolver issuance cost	(3,715)	—
Distribution to non-controlling interest holders	(5,314)	—
Net cash used in financing activities	(9,966)	—
Net (decrease) increase in cash and cash equivalents	(2,175)	225,073
Cash and cash equivalents beginning of period	474,054	130,008
Cash and cash equivalents end of period	$471,879	$355,081

Non-cash investing activities:
Unpaid purchases of property and equipment	$612	$155
Right-of-use assets obtained in exchange of lease liabilities	11,161	—
Non-cash financing activity:
TRA revaluation	$3,761	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker”, “we”, the “Company”) is a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Nextracker’s products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other countries in Europe, India, Australia, the Middle East, and Africa.
2.Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
The Company's sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. The Company has concluded that Nextracker LLC is a VIE. Due to the Company's power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. On January 2, 2024, Flex Ltd. (“Flex”) closed the spin-off of all its remaining interests in Nextracker LLC common units held by Yuma, Inc., a Delaware corporation (“Yuma”), Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), to Flex shareholders. As a result of the spin-off, Flex no longer directly or indirectly holds a financial interest in the Company. Nextracker LLC common units held by Yuma, Yuma Sub, TPG Rise Flash, L.P. (“TPG Rise”) and the following affiliates of TPG Inc. (“TPG”): TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests,” up until January 2, 2024 as redemption was outside of the control of the Company. Post January 2, 2024, redemption is no longer outside the control of the Company subsequent to the spin-off from Flex, and therefore the non-controlling interests owned by TPG Affiliates are now presented on the consolidated balance sheets as permanent equity under the caption “non-controlling interests.”
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024, contained in the Company’s Annual Report on Form 10-K (the "Form 10-K"). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included. Operating results for the three-month period ended June 28, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or any future period. The condensed consolidated balance sheet as of March 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextracker have been eliminated.
The first quarters for fiscal years 2025 and 2024 ended on June 28, 2024 (89 days), and June 30, 2023 (91 days), respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations and comprehensive income when realized. The company recognized $9.8 million of foreign currency exchange losses during the three-month period ended June 28, 2024, primarily driven by unfavorable exchange rate fluctuations in Latin America. The company recognized immaterial foreign currency exchange gains during the three-month period ended June 30, 2023.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans, valuation of goodwill and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas conflict. These estimates may change as new events occur and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.
Accounting for business acquisitions
From time to time, the Company pursues business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's condensed consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company's condensed consolidated financial position and results of operations.
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from five to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on our warranty model, which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextracker specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the three-month periods ended June 28, 2024 and June 30, 2023:

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In thousands)
Beginning balance	$12,511	$22,591
Provision (release) for warranties issued	489	(1,582)
Payments	(1,360)	(278)
Ending balance	$11,640	$20,731

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets includes short-term deposits and advances of $57.8 million and $104.7 million as of June 28, 2024 and March 31, 2024, respectively, primarily related to advance payments to certain vendors for procurement of inventory. In addition, it includes $167.9 million and $125.4 million as of June 28, 2024 and March 31, 2024, respectively, in vendor rebates receivable related to the 45X Credit as described under the section “Inflation Reduction Act of 2022 Vendor Rebates” of Note 2 in the notes to the consolidated financial statements in the Form 10-K.
Deferred tax assets
Deferred tax assets of $463.0 million and $438.3 million as of June 28, 2024 and March 31, 2024, respectively, are primarily related to the Company's investment in Nextracker LLC.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $42.8 million and $43.2 million as of June 28, 2024 and March 31, 2024, respectively. In addition, it includes $26.2 million and $39.2 million of accrued payroll as of June 28, 2024 and March 31, 2024, respectively.
TRA liability
TRA liability related to the amount expected to be paid to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement (as defined below), were $414.6 million and $391.6 million, as of June 28, 2024 and March 31, 2024, respectively, of which $15.5 million and zero, respectively, were included in other current liabilities on the condensed consolidated balance sheets.
Other liabilities
Other liabilities primarily consist of the long-term portion of standard product warranty liabilities of $6.4 million and $6.4 million, and the long-term portion of deferred revenue of $100.7 million and $69.3 million as of June 28, 2024 and March 31, 2024, respectively.
Recently issued accounting pronouncement
Accounting Standards Update 2023-07, Segment Reporting - Improvement to Reportable Segment Disclosures- In November 2023, the Financial Accounting Standards Board issued a new accounting standard which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The annual reporting requirements of the new standard is effective for the Company beginning in fiscal year 2025 and interim reporting requirements beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects to adopt the new guidance in the fourth quarter of fiscal year 2025 with an immaterial impact on its consolidated financial statements.
3.Revenue
Based on Accounting Standards Codification (“ASC”) 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer—point in time and over time for the three-month periods ended June 28, 2024 and June 30, 2023:

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In thousands)
Timing of Transfer
Point in time	$10,720	$5,641
Over time	709,201	473,902
Total revenue	$719,921	$479,543
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $361.9 million and $397.1 million as of June 28, 2024 and March 31, 2024, respectively, are presented in the condensed consolidated balance sheets, of which $121.8 million and $141.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets decreased $35.2 million from March 31, 2024 to June 28, 2024 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the three-month periods ended June 28, 2024 and June 30, 2023, Nextracker converted $101.8 million and $71.4 million deferred revenue to revenue, respectively, which represented 35% and 34%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of June 28, 2024, Nextracker had $319.2 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 68% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During three-month period ended June 28, 2024 the Company recorded $63.2 million of additional goodwill for its acquisition of Ojjo, Inc. ("Ojjo"), which closed on June 20, 2024. Refer to Note 11 for details on the acquisition.
Other intangible assets
During three-month period ended June 28, 2024, the total value of intangible assets increased by $45.0 million as a result of the Company's initial estimated value of intangible assets from the Ojjo acquisition. This acquisition contributed an additional $27.0 million of developed technology and $18.0 million of customer relationships. Refer to Note 11 for additional information.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The components of identifiable intangible assets are as follows:

	As of June 28, 2024			As of March 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology (1)	$27,000	$—	$27,000	$—	$—	$—
Customer relationships (1)	18,000	—	18,000	—	—	—
Trade name and other intangibles	3,000	(1,542)	1,458	3,000	(1,454)	1,546
Total	$48,000	$(1,542)	$46,458	$3,000	$(1,454)	$1,546
(1)The amortization expense for the developed technology and customer relationships obtained from the Ojjo acquisition was immaterial for the three-month period ended June 28, 2024.
The gross carrying amount of intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations was immaterial for the periods presented.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2025 (1)	$5,126
2026	6,650
2027	6,650
2028	6,620
2029	6,475
Thereafter	14,937
Total amortization expense	$46,458
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2025.
5.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors and consultants of the Company. Additionally, in connection with the IPO in February 2023, the Company approved the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of Nextracker LLC, relate to Class A common stock of Nextracker for periods from and after the closing of the IPO.
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In thousands)
Cost of sales	$3,780	$1,926
Selling, general and administrative expenses	15,287	6,715
Research and development	2,834	—
Total stock-based compensation expense	$21,901	$8,641

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
During the three-month period ended June 28, 2024, the Company granted 0.7 million time-based unvested restricted share units ("RSU") awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $49.75 per award.
In addition, the Company also granted 0.4 million performance-based vesting ("PSU") awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2027, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $58.30 per award. The fair value of these PSU awards granted during the three-month period ended June 28, 2024 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards. Also, 0.3 million PSU awards related to the third tranche of performance-based awards granted in fiscal year 2023 met the criteria for a grant date under ASC 718 as the performance metrics for these awards were determined during the three-month period ended June 28, 2024. The weighted average fair value per share of these PSUs awards granted in fiscal year 2023 was estimated to be $76.17 per award, determined using a Monte-Carlo simulation model.
Further, the Company granted 0.3 million option awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such option is equal to $47.05 per award, which corresponds to the Company's closing price per share as of the grant date of the awards. The fair value of these option awards granted during the three-month period ended June 28, 2024 was estimated to be $29.05 based on a Black-Scholes option pricing model.
Additionally, during the three-month period ended June 28, 2024, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of June 28, 2024 was approximately $150.2 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income attributable to Nextracker Inc. common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company's common stock for the period. Additionally, the potential dilution impact of Class B common stock convertible into Class A was also considered in the calculation.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company's common stock for the period is presented below:

	Three-month periods ended
	June 28, 2024			June 30, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$121,700	142,102,503	$0.86	$20,429	46,411,859	$0.44

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,387,924			896,988
Common stock equivalents from RSUs (2)		1,463,182			885,710
Common stock equivalents from PSUs (3)		1,233,025			469,773
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$3,094	3,046,603		$43,216	98,204,522

Diluted EPS
Net income	$124,794	149,233,237	$0.84	$63,645	146,868,852	$0.43
(1)During the three-month periods ended June 28, 2024 and June 30, 2023, approximately 0.8 million and 0.5 million of Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended June 28, 2024 and June 30, 2023, approximately 0.3 million and 0.4 million of RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended June 28, 2024 and June 30, 2023, approximately 0.7 million and 0.1 million of PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
7.Bank borrowings and long-term debt
On June 21, 2024, the Company and Nextracker LLC (the "LLC"), as the borrower, entered into an amendment (the “Amendment”) to the credit agreement, dated as of February 13, 2023 ("2023 Credit Agreement" and, together with the Amendment, the "Amended 2023 Credit Agreement"). The Amendment amended the 2023 Credit Agreement to, among other things: (i) increase the aggregate revolving commitments from $500.0 million to $1.0 billion; (ii) provide for a $1.0 billion secured debt basket for surety bonds; (iii) increase the letter of credit capacity from $300.0 million to $500.0 million; and (iv) update various covenants, baskets and thresholds to provide more financing capacity and operational flexibility to the Company and the LLC. Subject to the satisfaction of certain conditions, the LLC may be permitted to request incremental term loan facilities under the credit facility from one or more lenders. As a result of the Amendment, the Company capitalized $4.9 million of issuance cost for the revolver included in other assets in the condensed consolidated balance sheets. As of June 28, 2024, no amounts were drawn under the revolving facility, additionally the Company was in compliance with all applicable covenants under its Amended 2023 Credit Agreement, the term loan and the revolving credit facility.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
8.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for a loss contingency to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any related excess loss could have a material adverse effect on Nextracker’s results of operations or cash flows for a particular period or on Nextracker’s financial condition.
On February 6, 2024, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the “LLC Agreement”), Nextracker LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Subsidiary Inc. were wholly-owned subsidiaries of Nextracker Inc. On February 1, 2024, Flex sent a dispute notice to Nextracker Inc. asserting that Flex is entitled to the distribution that was subsequently made to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. and demanding payment of that amount to Flex. It is too early to determine the likelihood that the Company will be required to make any such payments to Flex in the future.
9.Income taxes
The Company follows the guidance under ASC 740-270, "Interim Reporting," which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate ("AETR"). At the end of each interim period, the Company applies the AETR to year-to-date (YTD) ordinary income (or loss) to arrive at the YTD income tax expense. The Company records the tax effect of discrete items in the quarter in which the discrete events occur.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented. For the three-month period ended June 28, 2024, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to the benefit of the foreign derived intangible income deduction and foreign tax credits, partially offset by U.S. state and local income taxes and jurisdictional mix of income between the U.S. and other operating jurisdictions. For the three-month period ended June 30, 2023, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to certain non-controlling interests in Nextracker LLC, which is not taxable to Nextracker Inc. and its subsidiaries, partially offset by U.S. state and local income taxes and the jurisdictional mix of income between the U.S. and other operating jurisdictions.

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In thousands, except percentages)
Income tax	27,152	9,101
Effective tax rates	17.9%	12.5%
The increase in tax expense as well as effective tax rate from the three-month period ended June 30, 2023 to the three-month period ended June 28, 2024 is driven by an increase in income before income taxes for the corresponding period and an increase in ownership of Nextracker LLC.
Tax distributions
During the three-month period ended June 28, 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions to its non-controlling interest holder (TPG) in the aggregate amount of approximately $5.3 million.
10.Segment reporting
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	June 28, 2024	June 30, 2023
Revenue:	(In thousands)
U.S.	$511,482	$270,338
Rest of the World	208,439	209,205
Total	$719,921	$479,543
The United States is the principal country of domicile.
11.Business acquisitions
Ojjo, Inc.
On June 20, 2024, the Company acquired 100% of the interest in Ojjo in an all-cash transaction for approximately $110.2 million, net of $4.4 million cash acquired, with an additional $10.0 million deferred purchase price expected to be paid within a 12-month period, for an aggregate purchase consideration of approximately $120.2 million (subject to working capital and other customary purchase price adjustments). As part of the transaction, the Company incurred approximately $1.5 million of acquisition costs which are presented as selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive income. Ojjo is a renewable energy company specializing in foundation technology and services used in ground-mount applications for solar power generation. The acquisition of Ojjo expands the Company's addressable market opportunity by enabling the Company to support a wider set of customers and installations. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The goodwill is not deductible for income tax purposes. The results of operations of the acquisition were included in the Company’s condensed consolidated financial statements beginning on the date of acquisition, and the total amount of net income and revenue were not material to the condensed consolidated statements of operations and comprehensive income for the three-month period ended June 28, 2024.
The Company is in the process of evaluating the fair value of the assets and liabilities related to this acquisition. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of Ojjo (in thousands):

Current assets	$6,734
Property and equipment	23,493
Intangible assets	45,000
Goodwill	63,228
Other assets	4,633
Total assets	143,088

Current liabilities	16,889
Other liabilities, non-current	6,032
Total purchase price, net of cash acquired	$120,167
Intangible assets are comprised of $27.0 million of developed technology to be amortized over an estimated useful life of ten years, and $18.0 million of customer relationships to be amortized over an estimated useful life of five years.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.
Solar Pile International
On July 31, 2024, the Company closed the acquisition of the solar foundations business held by Solar Pile International ("SPI"). The acquisition was completed through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates. The purchase price was approximately $48.0 million and includes approximately $6.0 million in contingent earnout. The acquisition includes fixed assets, intellectual property and other intangible assets, and key talent from the U.S., China and Australia. The acquisition is not expected to have a material impact to the Company's consolidated financial statements.
The acquisitions of Ojjo and SPI expand the Company’s foundation offering by accelerating its capability to offer customers a more complete integrated solution for solar trackers and foundations. The development of any utility-scale project is a long and complex process. Foundations are a key part of every utility-scale solar project installation. In addition, projects are often confronted with unique challenges related to land use considerations and exceptional variation in subsurface conditions. The Company believes there is additional value for its customers in combining tracker systems and foundations to form an integrated solution, particularly for difficult and unique soil conditions.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Nextracker,” the “Company,” “we,” “us” and “our” shall mean, prior to the IPO, both Nextracker LLC ("Nextracker LLC" or the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, to Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended June 28, 2024 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 28, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on June 6, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and distributed generation solar projects around the world. Our products enable solar panels to follow the sun’s movement across the sky and optimize utility-scale power plant performance. With power plants operating in more than 40 countries worldwide, we offer solar tracker technologies that increase energy production while reducing costs for significant plant return on investment ("ROI"). We are the global market leader based on gigawatts ("GW") shipped for eight consecutive years.

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
We have shipped more than 100 GW of solar tracker systems as of June 28, 2024 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $0.7 billion for the three-month period ended June 28, 2024 and $2.5 billion in fiscal year 2024.
Business acquisitions
On June 20, 2024, we acquired 100% of the interest in Ojjo, Inc. ("Ojjo") in an all-cash transaction for approximately $110.2 million, net of $4.4 million cash acquired, with an additional $10.0 million deferred purchase price expected to be paid within a 12-month period, for a total purchase consideration of approximately $120.2 million (subject to working capital and other customary purchase price adjustments). Ojjo is a renewable energy company specializing in foundation technology and services used in ground-mount applications for solar power generation. Acquiring Ojjo expands our addressable market opportunity by enabling us to support a wider set of customers and installations.
On July 31, 2024, we closed the acquisition of the solar foundations business held by Solar Pile International (SPI). The acquisition was completed through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates. The purchase price was approximately $48.0 million and includes approximately $6.0 million in contingent earnout. The acquisition includes fixed assets, intellectual property and other intangible assets, and key talent from the U.S., China, and Australia. The SPI acquisition is not expected to have a material impact to our consolidated financial statements. See Note 11 in the notes to the unaudited condensed consolidated financial statements for further detail on the acquisition transactions.
The acquisitions of Ojjo and Solar Pile international expand our foundation offering by accelerating our capability to offer customers a more complete integrated solution for solar trackers and foundations. The development of any utility-scale project is a long and complex process. Foundations are a key part of every utility-scale solar project installation. In addition, projects are often confronted with unique challenges related to land use considerations and exceptional variation in subsurface conditions. We believe there is additional value for our customers in combining tracker systems and foundations to form an integrated solution, particularly for difficult and unique soil conditions.
Inflation Reduction Act of 2022 ("IRA")
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions and significantly increased enforcement resources. The Section 45X of the Internal Revenue Code of 1986, as amended Advanced Manufacturing Production Credit (“45X Credit”), which was established as part of the IRA, is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer.
We have executed agreements with certain suppliers to ramp up our U.S. manufacturing footprint. These suppliers produce 45X Credit eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have contractually agreed with these suppliers to share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate. We account for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. For certain immaterial vendor rebates related to purchases that occurred prior to the execution of the agreement, we capitalized the cumulative impact of the vendor rebates, the total of which is to be amortized over the life of the associated contract with the supplier, as a reduction of the prices of future purchases. During the fourth quarter of fiscal 2024, we determined the amount and collectability of the 45X vendor rebates we expect to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	June 28, 2024		June 30, 2023
Revenue:	(In thousands, except percentages)
U.S.	$511,482	71%	$270,338	56%
Rest of the World	208,439	29%	209,205	44%
Total	$719,921		$479,543
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In millions)
Customer G	$109.3	*
*Revenue balance below 10%
Critical accounting policies and significant management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans, valuation of goodwill and fair values of assets obtained and liabilities assumed in business combinations. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the unaudited condensed consolidated financial statements.
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, where we discussed our more significant policies and estimates used in the preparation of the unaudited condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, other than our accounting for business acquisitions as disclosed below.
Accounting for business acquisitions
From time to time, we pursue business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included our unaudited condensed consolidated financial statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on our unaudited condensed consolidated financial position and results of operations.
Key components of our results of operations
The following discussion describes certain line items in our unaudited condensed consolidated statements of operations and comprehensive income.
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
RESULTS OF OPERATIONS
The financial information and the discussion below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

	Three-month periods ended
	June 28, 2024	June 30, 2023	% Change
Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$719,921	$479,543	50%
Cost of sales	482,481	365,799	32
Gross profit	237,440	113,744	109
Selling, general and administrative expenses	60,827	34,235	78
Research and development	16,519	5,629	193
Operating income	160,094	73,880	117
Interest expense	3,280	3,102	6
Other expense (income), net	4,868	(1,968)	(347)
Income before income taxes	151,946	72,746	109
Provision for income taxes	27,152	9,101	198
Net income and comprehensive income	$124,794	$63,645	96%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense and intangible amortization. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, (vi) various non-recurring tax adjustments and (vii) certain nonrecurring legal costs and other discrete events as applicable. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.
Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. GAAP. We present these Adjusted financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, when determining incentive compensation and to evaluate the effectiveness of our business strategies.

Among other limitations, Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted net income margin, Adjusted gross margin and Adjusted EBITDA margin do not reflect our cash expenditures or future capital expenditures or contractual commitments (including under the Tax Receivable Agreement, as defined below), do not reflect the impact of certain cash or non-cash charges resulting from matters we consider not to be indicative of our ongoing operations and do not reflect the associated income tax expense or benefit related to those charges. In addition, other companies in our industry may calculate Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin differently from us, which further limits their usefulness as comparative measures.
Because of these limitations, Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted financial measures on a supplemental basis. You should review the reconciliation to the most directly comparable U.S. GAAP measure of Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin below and not rely on any single financial measure to evaluate our business.

	Three-month periods ended
	June 28, 2024	June 30, 2023
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$241,308	$115,733
Adjusted operating income	183,563	82,403
Adjusted net income	138,619	70,943
Adjusted EBITDA	174,976	83,672
Adjusted gross margin	33.5%	24.1%
Adjusted net income margin	19.3%	14.8%
Adjusted EBITDA margin	24.3%	17.4%
The following table provides a reconciliation of gross profit to Adjusted gross profit, operating income to Adjusted operating income, net income to Adjusted net income, net income to Adjusted EBITDA, gross margin to Adjusted gross margin, net income margin to Adjusted net income margin, and net income margin to Adjusted EBITDA margin for each period presented. The Adjusted measures presented in the table are inclusive of non-controlling interests and redeemable non-controlling interests.

	Three-month periods ended
	June 28, 2024		June 30, 2023
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$237,440	33.0%	$113,744	23.7%
Stock-based compensation expense	3,780		1,926
Intangible amortization	88		63
Adjusted gross profit & margin	$241,308	33.5%	$115,733	24.1%
GAAP operating income & margin	$160,094	22.2%	$73,880	15.4%
Stock-based compensation expense	21,901		8,460
Intangible amortization	88		63
Acquisition costs (1)	1,480		—
Adjusted operating income & margin	$183,563	25.5%	$82,403	17.2%
GAAP net income & margin	$124,794	17.3%	$63,645	13.3%
Stock-based compensation expense	21,901		8,460
Intangible amortization	88		63
Adjustment for taxes	(9,644)		(1,225)
Acquisition costs (1)	1,480		—
Adjusted net income & margin	$138,619	19.3%	$70,943	14.8%
GAAP net income & margin	$124,794	17.3%	$63,645	13.3%
Interest, net	(1,292)		1,420
Provision for income taxes	27,152		9,101
Depreciation expense	853		983
Intangible amortization	88		63
Stock-based compensation expense	21,901		8,460
Acquisition costs (1)	1,480		—
Adjusted EBITDA & margin	$174,976	24.3%	$83,672	17.4%
(1)Represents transaction costs incurred in relation to the Ojjo acquisition. We do not believe that the acquisition transaction costs are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.
The data below, and discussion that follows, represents our results from operations.
Revenue
Revenue increased by $240.4 million, or 50%, for the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, driven by a 65% increase in gigawatts delivered, most notably in the U.S. driven by increased demand coupled with an acceleration of deliveries to meet customers updated project schedules. Revenue increased approximately $241.1 million, or 89%, in the U.S. during the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023 while remaining flat in the Rest of the World during the same period.
Cost of sales and gross profit
Cost of sales increased by $116.7 million, or 32%, during the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily driven by the increase in GWs delivered during the quarter. As noted in the overview, we now recognize a reduction in cost of sales for 45X credits earned on components manufactured in the U.S. During the first quarter of fiscal year 2025, we recognized approximately $47.0 million of reduction to cost of sales related to the 45X Credits earned on production of eligible components shipped during the period.

Gross profit increased by $123.7 million, or 109%, during the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily resulting from the U.S. revenue growth noted above and the impact from the 45X tax credits recognized in the quarter. In addition, throughout fiscal 2024 we implemented structural enhancements to our overall margin structure that include maintaining pricing discipline and expanding our global supply chain that allows sourcing local material which provides flexibility servicing our customers and cost savings, which as a percentage of revenue increased gross margin by about approximately 700 basis points during the three-month period ended June 28, 2024, compared to the three-month period ended June 30, 2023. The increase in gross profit was partially offset by competitive pressures that have lowered prices and increases in freight and logistics costs, which as a percentage of cost of sales, increased by about 400 basis points during the same period.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $26.6 million, or 78%, to $60.8 million for the three-month period ended June 28, 2024 from approximately $34.2 million for the three-month period ended June 30, 2023 while also increasing approximately 131 basis points from approximately 7% to over 8% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $8.6 million incurred in conjunction with our 2022 equity incentive plan, the remaining costs of approximately $18.0 million related to our continued expansion of our sales organization in line with the growth in the global market, and due to the expansion of our supporting functions as a public company.
Research and development
Research and development expenses increased $10.9 million, or 193%, to $16.5 million for the three-month period ended June 28, 2024 from approximately $5.6 million during the three-month period ended June 30, 2023 as a result of our commitment to product innovation and development including software enhancements through additional headcount, coupled with increase in stock-based compensation expense of $2.8 million.
Interest expense
Interest expense remained relatively flat at approximately $3.0 million for both three-month periods ended June 28, 2024 and June 30, 2023, respectively.
Other expense (income), net
Other expense (income), net was a $4.9 million expense for the three-month period ended June 28, 2024, compared to a $2.0 million income for the three-month period ended June 30, 2023, primarily driven by higher foreign currency exchange losses incurred primarily in Latin America during the period.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the three-month periods ended June 28, 2024 and June 30, 2023. For the three-month periods ended June 28, 2024 and June 30, 2023, we recorded total income tax expense of $27.2 million and $9.1 million, respectively, which reflected consolidated effective income tax rates of 17.9% and 12.5%, respectively. The increase in tax expense as well as effective tax rate from the three-month period ended June 30, 2023 to the three-month period ended June 28, 2024 is driven by an increase in income before income taxes for the corresponding period and an increase in ownership of Nextracker LLC.
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
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business.

Credit Facilities
On June 21, 2024, Nextracker Inc. and the LLC, as the borrower, entered into the Amendment to the 2023 Credit Agreement. The Amendment amended the 2023 Credit Agreement to, among other things: (i) increase the aggregate commitments of the revolving credit facility (the "RCF") from $500.0 million to $1.0 billion; (ii) provide for a $1.0 billion secured debt basket for surety bonds; (iii) increase the letter of credit capacity from $300.0 million to $500.0 million; and (iv) update various covenants, baskets and thresholds to provide more financing capacity and operational flexibility to Nextracker Inc. and the LLC. Subject to the satisfaction of certain conditions, the LLC may be permitted to request incremental term loan facilities under the credit facility from one or more lenders.
The RCF under the 2023 Credit Agreement is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028. A portion of the RCF not to exceed $500.0 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to incur incremental term loan facilities or increase the RCF commitment in an aggregate principal amount equal to $257.5 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.
The obligations of the LLC under the Amended 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by Nextracker Inc., certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.
As of the closing of the Amended 2023 Credit Agreement, all obligations of the LLC and the guarantors were secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.
The term loan facility (“Term Loan”) under the 2023 Credit Agreement requires quarterly principal payments beginning on June 30, 2024, in an amount equal to 0.625% of the original aggregate principal amount of the Term Loan. From June 30, 2025, the quarterly principal payment will increase to 1.25% of the original aggregate principal amount of the Term Loan. The remaining balance of the Term Loan and the outstanding balance of any RCF loans will be repayable on February 11, 2028. Borrowings under the Amended 2023 Credit Agreement are prepayable and commitments subject to being reduced in each case at the LLC’s option without premium or penalty. The Amended 2023 Credit Agreement contains certain mandatory prepayment provisions in the event that the LLC or its restricted subsidiaries incur certain types of indebtedness or, subject to certain reinvestment rights, receive net cash proceeds from certain asset sales or other dispositions of property.
Borrowings in U.S. dollars under the Amended 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.92% (SOFR rate of 5.20% plus a margin of 1.72%) as of June 28, 2024.
The Amended 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the Amended 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of June 28, 2024, we were in compliance with all applicable covenants under the Amended 2023 Credit Agreement, the Term Loan and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement (the "Tax Receivable Agreement") that provided for the payment by us to Flex, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG

Affiliates") (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our RCF, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Three-month periods ended
	June 28, 2024	June 30, 2023
	(In thousands)
Net cash provided by operating activities	$120,846	$225,767
Net cash used in investing activities	(113,055)	(694)
Net cash used in financing activities	(9,966)	—
Three-month period ended June 28, 2024
Net cash provided by operating activities was $120.8 million during the three-month period ended June 28, 2024. Total cash provided during the period was driven by net income of $124.8 million adjusted for non-cash charges of approximately $4.1 million primarily related to stock-based compensation expense, depreciation and amortization, provision for credit losses, offset by deferred income taxes associated with our tax receivable agreement. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $8.0 million. Accounts payable decreased $71.0 million, partially associated with timing and a decrease in payment cycle. Other liabilities decreased $32.1 million primarily due to decrease in accrued expense. Partially offsetting the cash outflows were decreases in inventory of $40.3 million as we continue to transfer production to the U.S. and shrink lead times, decreases in account receivable and contract assets in the aggregate of $16.7 million due to the timing of billings and deliveries, increases in deferred revenue of $10.2 million driven primarily by increased deposits on higher bookings during the quarter, and increases in other assets of $27.9 million primarily driven by recognition of the 45X credits receivable from our vendors.
Net cash used in investing activities was approximately $113.1 million and directly attributable to the $110.2 million payment for the Ojjo acquisition net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $10.0 million primarily resulting from a $5.3 million tax distributions to our non-controlling interest holders pursuant to the LLC Agreement, and a $3.7 million payment of the RCF issuance costs.
Cash management and financing
We had a total liquidity of over $1.4 billion as of June 28, 2024, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents balance as of June 28, 2024.
Contractual obligations and commitments
As discussed in the "Credit Facilities" section above, we entered into an amendment to the 2023 Credit Agreement, which, among other things, increased our revolving commitment.
Information regarding our debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

There were no material changes in our contractual obligations and commitments as of June 28, 2024.
Recently adopted accounting pronouncements
None during the three-month period ended June 28, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had $146.9 million outstanding under our Term Loan, net of issuance costs as of June 28, 2024.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 28, 2024 as compared to the fiscal year ended March 31, 2024.
Concentration of major customers
Our customer base consists primarily of EPCs, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on our revenue and profits.
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended
	June 28, 2024	June 30, 2023
Customer G	15.2%	*
Top five largest customers	42.9%	35.0%
*Percentages below 10%
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
The following table sets forth the total accounts receivable, net of allowance for credit losses and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable and contract assets net of allowance for credit losses, from our top five customers by percentage during the periods included below:

	As of June 28, 2024	As of March 31, 2024
Customer A	8.7%	12.4%
Customer G	17.0%	15.5%
Top five largest customers	42.3%	46.5%
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
In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by geopolitical conflicts, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruptions caused, and may in the future cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.
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
Based on our overall currency rate exposures as of June 28, 2024 and March 31, 2024, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
For more information, see Note 8 "Commitments and contingencies" in the notes to the unaudited condensed consolidated final statements included elsewhere in this Quarterly Report.
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
•Competitive pressures within our industry may harm our business, results of operations, financial condition and prospects.
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
•Our failure to maintain appropriate environmental, social and governance practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adversely affect our business and financial results.
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
•Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
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
Further, given that we operate in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Our financial performance, sales, working capital requirements and cash flows may fluctuate, and our past quarterly results of operations may not be good indicators of future performance or prospects. Any substantial fluctuation in revenues could have an adverse effect on our financial condition, results of operations, cash flows and stock price for any given period. In addition, revenue and other operating results in future fiscal quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
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
The IRA made significant changes to the federal income tax credits available to solar energy projects, including the investment tax credits (“ITC”) under Section 48 of the Internal Revenue Code (the “IRC”) for certain energy property. Guidance issued by the U.S. Treasury Department regarding the availability of ITC has changed in the past and is subject to change in the future. Investments in certain solar projects may qualify for a domestic content bonus credit amount if the solar energy project satisfies certain “domestic content” requirements.
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
On June 21, 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. The proposed Treasury regulations were subsequently finalized. The Section 6417 Treasury regulations are effective as of May 10, 2024, while the Section 6418 Treasury regulations become effective on July 1, 2024.
On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on the advanced manufacturing production credit under Section 45X of the IRC, established by the IRA (the “Section 45X Credit”) which is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer.
On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41 providing additional guidance with respect to the IRA’s domestic content bonus credit, which provides a new elective safe harbor that taxpayers may elect to use to classify applicable project components and calculate the domestic cost percentage in an applicable project to qualify for the domestic content bonus credit amounts.
Generally, a qualified facility or energy project seeking a domestic content bonus credit must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer reporting a domestic content bonus credit must satisfy certain certification, recordkeeping and substantiation requirements.
In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may also be allowed to elect to receive a production tax credit (“PTC”) under Section 45 of the IRC for qualified solar facilities if the construction begins before January 1, 2025, if the facility is placed in service for federal income tax purposes after 2021.
The PTC is available for electricity produced by a qualifying solar project and sold to unrelated persons during the ten years following the qualifying solar project’s placement in service and is equal to an inflation-adjusted amount of 3.00 cents per kilowatt hour during calendar year 2024 (for projects placed in service after 2021), for every kilowatt-hour of electricity produced by a qualifying solar project and sold to unrelated persons, which inflation-adjusted amount is updated annually. The available credit amount is increased by up to 10% if the domestic content requirements described above are satisfied. The amounts of any PTCs or ITCs are subject to change by order of the IRS.
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
If our customers are unable to satisfy their respective prevailing wage and apprenticeship requirements under the IRA, for projects that establish the beginning of construction on or after January 29, 2023, the tax credits available to the customers will be lower than the credits available prior to the IRA. If a significant portion of our customers are unable to satisfy prevailing wage and apprenticeship requirements under the IRA, demand for our tracker products may be adversely impacted by the reduced tax credits available to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules and regulatory principles by a diverse group of interested parties. There can be no assurance that the Company’s products will fully qualify for the benefits under the IRA or that competitors will not disproportionately benefit or gain competitive advantages as a result of the IRA’s implementation or interpretation. In addition, if our customers or suppliers incorrectly interpret the requirements of the IRA’s tax credits and it is later determined that the tax credits were incorrectly claimed, we may be penalized.
As a result, the final interpretation and implementation of the provisions in the IRA could have a material adverse impact on the Company. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal or terminate IRA policies or other incentives that the Company currently hopes to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect the Company’s future operating results and liquidity.
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

Our failure to maintain appropriate environmental, social and governance (“ESG”) practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adversely affect our business and financial results.
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
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes and at high quality levels or renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the cost or reduce or delay our ability to perform under our contracts and could adversely affect our business, financial condition and results of operations.
In addition, as noted above, the recently enacted IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and any future or final implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to do so. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by the applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
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
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, labor shortages, ongoing or increasing inflation, tighter credit, higher interest rates and currency fluctuations, may cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us.
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
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products such as steel, or for products used in solar energy projects more broadly, such as solar modules and solar cells.
More specifically, the United States has imposed tariffs and quotas on steel imports as well as tariffs on imported solar modules and cells. We use international suppliers of steel and these steel tariffs could result in interruptions in the supply chain and impact our costs and our gross margins. There currently is a safeguard tariff on most imported solar modules and cells pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff is set at 14.25% until February 6, 2025, at which point it will drop to 14% until February 6, 2026. The prior Section 201 tariff exemption for bifacial panels has been revoked, subjecting bifacial panels to the Section 201 tariff. There also are tariffs on various solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974.
On May 14, 2024 the Office of the United States Trade Representative announced that, effective in August 2024, it planned to increase Section 301 tariffs on certain Chinese steel products to 25%, increase Section 301 tariffs on Chinese solar cells and modules to 50%, increase Section 301 tariffs on parts of lead-acid storage batteries (including separators thereof) to 25%, and, effective January 1, 2026, it planned to increase Section 301 tariffs on Chinese lithium ion non-EV batteries to 25%.
While the Section 201 and Section 301 tariffs on solar products are not directly applicable to our products, they may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
The Biden Administration or subsequent administrations may continue to modify its trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and batteries. The Biden Administration has announced that the Department of Energy and the Department of Commerce (“Commerce”) will closely monitor solar module import patterns to ensure the U.S. market does not become oversaturated and will explore all available measures to take action against unfair practices. Consequently, U.S. trade policies continue to be in flux, and trade policies implemented by the Biden Administration or subsequent administrations could have an adverse effect on our business, financial condition and results of operations. Furthermore, the change in administration following the 2024 presidential election could further impact trade policies.
On August 18, 2023, Commerce issued a final affirmative determination of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) solar cells and modules produced in Vietnam, Malaysia, Thailand and Cambodia using parts and components from China. As a result, CSPV cells and modules covered by the circumvention determination are now subject to antidumping and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since

2012. Imports of CSPV cells and modules from the four countries covered by the circumvention determination that entered the United States prior to June 6, 2024 are not subject to AD/CVD cash deposit requirements provided the cells or modules are utilized (i.e., withdrawn from a warehouse and affixed to a structure or system in the USA) prior to December 3, 2024. Imports of CSPV cells and modules from the four countries covered by the circumvention determination that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
Additionally, on May 14, 2024, Commerce initiated AD and CVD investigations covering CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam that are not covered by the circumvention proceeding finalized in August 2023. It is possible that Commerce could impose significant AD/CVD cash deposit requirements on imports of CSPV cells and modules covered by the investigations.
While we do not produce or sell CSPV cells or modules, AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could indirectly adversely impact our business by adversely impacting the projects incorporating our products. Such impacts are largely out of our control and may include project delays or cancellations.
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
Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers’ production lines until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, increased production and logistics costs, and delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for more information regarding applicable privacy and data protection laws and regulations.
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
Our suppliers’ operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, our suppliers are required to comply with national, state and local laws and regulations regarding the protection of the environment and health and safety. We are also required to comply with general national, state, local and foreign health and safety laws and regulations in every location that we have operations, employees and workers. Adoption of more stringent laws and regulations in the future, including restriction or prohibition on the use of raw materials currently utilized by our suppliers to manufacture products, could cause our suppliers to incur additional costs, which could increase the cost we pay for their products. Moreover, new environmental laws requiring changes to our suppliers’ use of raw materials could adversely impact the quality or performance of products we currently purchase. In addition, violations of, or liabilities under, these laws and regulations by our suppliers could result in our being subject to adverse publicity, reputational damage, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs or other costs. Further, the facilities of our suppliers, including suppliers who manufacture our products, components and materials, are located on properties with a history of use involving hazardous materials, chemicals and wastes and may be contaminated. We may become liable under certain environmental laws and regulations for costs to investigate or remediate contamination at such properties and under common law for bodily injury or property damage claims arising from the alleged impact of such contamination. Liability under environmental laws and regulations for investigating and remediating contamination can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies from the Biden Administration or subsequent administrations, relevant foreign authorities or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, financial condition and results of operations.
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

We have only operated as a separate, publicly traded company since our IPO and significant changes occurred in our cost structure, management, financing and business operations as a result of operating as a company separate from Flex.
Prior to the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024), our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company.
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
Additionally, certain aspects of our business were historically integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex and continue to rely on Flex for certain business functions pursuant to such agreements, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. Further, such agreements will eventually terminate given the completion of the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024) and we will need to provide the services provided under such agreements internally or obtain them from unaffiliated third parties, which may divert management’s attention from other aspects of our business operations. This could have an adverse effect on our results of operations and financial condition relative to periods prior to the IPO. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.
Moreover, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Flex. In connection with the Transactions, we incurred a substantial amount of indebtedness in the form of senior credit facilities comprised of (i) a term loan in an aggregate principal amount of $150.0 million, and (ii) the Amended 2023 Credit Agreement (defined in Note 7 in the notes to the unaudited condensed consolidated financial statements included in the Quarterly Report). See the section entitled “- Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities-” included elsewhere in this Quarterly Report. In addition, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
Additionally, our cost of capital for our businesses may be higher than Flex’s cost of capital prior to the IPO.
For additional information about the past financial performance of our businesses and the basis of presentation, refer to the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.
We are dependent on certain critical suppliers for certain components for our products.
We are dependent on certain critical suppliers for certain components of our products. Our self-powered controller (“SPC”) and network control unit (“NCU”) used in our tracker products are predominately manufactured by Flex. We have an agreement with Flex for the manufacturing of these components, but we operate on a purchase order basis for pricing. The processes to manufacture these SPCs and NCUs are highly complex, specialized and proprietary. Although we have recently added two suppliers who manufacture our SPCs, if Flex is unable or unwilling to manufacture controllers for us, or increases its pricing substantially, a substantial portion of our supply of these critical components would be interrupted or delayed and we may not be able to source substitute parts easily. We would incur increased expenses in establishing new relationships with alternative manufacturers at market prices. We may not be able to source alternative components on term acceptable to us or in a timely and cost-effective manner which may materially and adversely affect our business, financial condition, results of operations and profitability.

We are a holding company and our principal asset is our LLC common units in the LLC, and accordingly we are dependent upon distributions from the LLC to pay taxes and other expenses.
We are a holding company and, as a result of the Transactions and the IPO, our principal asset is our ownership of the LLC. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC common units, including us. We had no operations prior to the Transactions and had no independent means of generating revenue. As the managing member of the LLC, we intend to cause the LLC to make distributions to us according to the LLC Agreement to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. Distributions will generally be made on a pro rata basis among us and the other holders of its LLC common units. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.
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
We expect that the IPO, the subsequent follow-on offering in 2023 and certain related transactions will produce tax benefits for us. We used all of the net proceeds from the IPO to purchase LLC common units from Yuma and we used all of the net proceeds from the follow-on to purchase LLC common units from Yuma and TPG Rise, an affiliate of TPG. Additionally, we may be required from time to time to acquire additional LLC common units together with a corresponding number of shares of our Class B common stock in exchange for our Class A common stock (or cash) pursuant to the Exchange Agreement. See Note 6 in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We expect that basis adjustments resulting from these transactions, if they occur, among other tax benefits resulting from the Transactions, will reduce the amount of income tax we would otherwise be required to pay in the future.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Mergers (as such terms are defined in Note 6 in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024)), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
•evaluate and maintain our system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and the Public Company Accounting Oversight Board; and
•involve and retain outside legal counsel and accountants in connection with the activities listed above.
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
From time to time, we are involved in various claims, suits, investigations and legal proceedings. Such legal claims or regulatory matters could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition or results of operations.

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
In connection with the Transactions, we incurred substantial indebtedness under the Amended 2023 Credit Agreement. The obligations of the borrower, the LLC, under the Amended 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
In addition, the Amended 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that limit or will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the Amended 2023 Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
The Amended 2023 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to, among other things:
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
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, the Amended 2023 Credit Agreement restricts, and any future financing agreements may also restrict, our ability to pay dividends. In particular, the Amended 2023 Credit Agreement restricts our ability to pay dividends on our common stock except where certain conditions are met. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our Amended 2023 Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.
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
•volume and customer mix for our products;
•the introduction of new products by us or others in our industry;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders, TPG and our employees, or our incurrence of debt.
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
The trading market for our Class A common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, the analysts who publish information about our Class A common stock may have relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
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
The Tax Matters Agreement was entered into by us, Yuma and Flex immediately prior to the Spin Distribution and which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Distributions”), and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally imposes certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distribution or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If we take any enumerated actions or omissions, or if certain events relating to us occur that would cause the Spin Distribution or the Mergers to become taxable, we may be required to bear the cost of any resulting tax liability under the Tax Matters Agreement. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on us. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us, which could adversely affect our business, result of operations or financial condition.

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
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our recent acquisition of Ojjo. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None.
ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Form of Performance Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (FY25)	X
10.2	Amendment No. 2 dated June 21, 2024 to the Credit Agreement, dated as of February 13, 2023, by and among Nextracker Inc., as Parent, Nextracker LLC, as Borrower, and the other parties thereto.		8-K	001-41617	10.1	June 21, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextracker Inc.

Date:	August 5, 2024	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)