Form 10-Q
period 2024-09-27
Nextracker Inc.
filed 2024-11-01
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
 As of October 28, 2024, there were 143,639,646 shares of the registrant’s Class A common stock outstanding and 1,908,827 shares of the registrant’s Class B common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of September 27, 2024 and March 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended September 27, 2024 and September 29, 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Interest for the three-month and six-month periods ended September 27, 2024 and September 29, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 27, 2024 and September 29, 2023	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	62
Signatures		63

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nextracker Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of September 27, 2024	As of March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$561,884	$474,054
Accounts receivable, net of allowance of $4,825 and $3,872, respectively	357,586	382,687
Contract assets	360,013	397,123
Inventories	179,251	201,736
Other current assets	326,000	312,635
Total current assets	1,784,734	1,768,235
Property and equipment, net	47,158	9,236
Goodwill	370,613	265,153
Other intangible assets, net	49,283	1,546
Deferred tax assets	472,400	438,272
Other assets	44,471	36,340
Total assets	$2,768,659	$2,518,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406,546	$456,639
Accrued expenses	77,139	82,410
Deferred revenue	236,882	225,539
Current portion of long-term debt	5,625	3,750
Other current liabilities	80,086	123,148
Total current liabilities	806,278	891,486
Long-term debt, net of current portion	140,503	143,967
Tax receivable agreement (TRA) liability	399,054	391,568
Other liabilities	140,506	99,733
Total liabilities	1,486,341	1,526,754
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 143,620,486 shares and 140,773,223 shares issued and outstanding, respectively	14	14
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 1,908,827 shares and 3,856,175 shares issued and outstanding, respectively	—	—
Accumulated deficit	(2,829,487)	(3,066,578)
Additional paid-in-capital	4,096,658	4,027,560
Accumulated other comprehensive (loss) income	(1,186)	17
Total Nextracker Inc. stockholders’ equity	1,265,999	961,013
Non-controlling interest	16,319	31,015
Total stockholders’ equity	1,282,318	992,028
Total liabilities and stockholders’ equity	$2,768,659	$2,518,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenue	$635,571	$573,357	$1,355,492	$1,052,900
Cost of sales	410,776	424,247	893,257	790,046
Gross profit	224,795	149,110	462,235	262,854
Selling, general and administrative expenses	72,127	47,872	132,954	82,107
Research and development	19,193	7,146	35,712	12,775
Operating income	133,475	94,092	293,569	167,972
Interest expense	3,665	3,646	6,945	6,748
Other (income) expense, net	(7,382)	5,038	(2,514)	3,070
Income before income taxes	137,192	85,408	289,138	158,154
Provision for income taxes	19,928	3,999	47,080	13,100
Net income and comprehensive income	117,264	81,409	242,058	145,054
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	1,873	42,156	4,967	85,372
Net income attributable to Nextracker Inc.	$115,391	$39,253	$237,091	$59,682

Earnings per share attributable to Nextracker Inc. common stockholders
Basic	$0.80	$0.64	$1.66	$1.10
Diluted	$0.79	$0.55	$1.62	$0.99
Weighted-average shares used in computing per share amounts:
Basic	143,478,959	61,721,709	142,785,176	54,070,140
Diluted	149,079,198	147,141,142	149,150,663	147,008,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity (deficit) and redeemable interest
(In thousands, except share amounts)

	Class A common stock		Class B common stock
Three-month period ended September 27, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT JUNE 28, 2024	143,391,305	$14	1,908,827	$—	$4,066,773	$(2,944,878)	$(522)	$1,121,387	$15,244	$1,136,631
Net income	—	—	—	—	—	115,391	—	115,391	1,873	117,264
Stock-based compensation expense	—	—	—	—	29,885	—	—	29,885	—	29,885
Vesting of Nextracker Inc. RSU awards	229,181	—	—	—	—	—	—	—	—	—
Tax distribution	—	—	—	—	—	—	—	—	(798)	(798)
Total other comprehensive loss	—	—	—	—	—	—	(664)	(664)	—	(664)
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318

		Class A common stock		Class B common stock
Three-month period ended September 29, 2023	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT JUNE 30, 2023	$3,909,522	46,422,308	$5	98,204,522	$10	$—	$(3,352,390)	$(3,352,375)
Net income	42,156	—	—	—	—	—	39,253	39,253
Stock-based compensation expense and other	—	—	—	—	—	18,216	—	18,216
Vesting of Nextracker Inc. RSU awards	—	42,605	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	15,631,562	1		—	552,008		552,009
Use of Follow-on proceeds as consideration for Yuma’s transfer of LLC common units	—	—	—	(15,631,562)	(2)	(552,007)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—		—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	(622,292)	—	—		—	622,292	—	622,292
Redemption value adjustment	(13,256)	—	—	—	—	13,256	—	13,256
BALANCE AT SEPTEMBER 29, 2023	$3,316,130	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity (deficit) and redeemable interest (continued)
(In thousands, except share amounts)

	Class A common stock		Class B common stock
Six-month period ended September 27, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	237,091	—	237,091	4,967	242,058
Stock-based compensation expense	—	—	—	—	51,786	—	—	51,786	—	51,786
Vesting of Nextracker Inc. RSU awards	899,915	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Tax distribution	—	—	—	—	—	—	—	—	(6,112)	(6,112)
Total other comprehensive loss	—	—	—	—	—	—	(1,203)	(1,203)	—	(1,203)
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318

		Class A common stock		Class B common stock
Six-month period ended September 29, 2023	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$3,560,628	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	85,372	—	—	—	—	—	59,682	59,682
Stock-based compensation expense and other	—	—	—	—	—	26,857	—	26,857
Vesting of Nextracker Inc. RSU awards	—	578,848	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	15,631,562	1	—	—	552,008	—	552,009
Use of Follow-on proceeds as consideration for Yuma’s transfer of LLC common units	—	—	—	(15,631,562)	(2)	(552,007)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	(622,292)	—	—	—	—	622,292	—	622,292
Redemption value adjustment	292,422	—	—	—	—	4,615	(297,037)	(292,422)
BALANCE AT SEPTEMBER 29, 2023	$3,316,130	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Six-month periods ended
	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$242,058	$145,054
Depreciation and amortization	3,883	2,020
Changes in working capital and other, net	28,686	105,603
Net cash provided by operating activities	274,627	252,677
Cash flows from investing activities:
Purchases of property and equipment	(14,900)	(1,406)
Payment for business acquisitions, net of cash acquired	(144,675)	—
Net cash used in investing activities	(159,575)	(1,406)
Cash flows from financing activities:
Repayment of bank borrowings	(1,875)	—
Net proceeds from issuance of Class A shares	—	552,009
Purchase of LLC common units from Yuma, Inc.	—	(552,009)
Payment of revolver issuance cost	(3,715)	—
TRA payment	(15,520)	—
Distribution to non-controlling interest holders	(6,112)	—
Net transfers to Flex	—	(8,335)
Other financing activities	—	(26)
Net cash used in financing activities	(27,222)	(8,361)
Net increase in cash and cash equivalents	87,830	242,910
Cash and cash equivalents beginning of period	474,054	130,008
Cash and cash equivalents end of period	$561,884	$372,918

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,482	$1,059
Right-of-use assets obtained in exchange of lease liabilities	8,498	—
TRA revaluation	3,761	18,337
Unpaid debt issuance cost	2,300	—
Reclassification of redeemable non-controlling interest	—	622,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker,” “we,” the “Company”) is a leading provider of intelligent, integrated solar tracker, foundations, and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker’s products enable solar PV power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other countries in Europe, India, Australia, the Middle East and Africa.
2.Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
The Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. The Company has concluded that Nextracker LLC is a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. On January 2, 2024, Flex Ltd. (“Flex”) closed the spin-off of all its remaining interests in Nextracker LLC common units held by Yuma, Inc., a Delaware corporation (“Yuma”), Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), to Flex shareholders. As a result of the spin-off, Flex no longer directly or indirectly holds a financial interest in the Company. Nextracker LLC common units held by Yuma, Yuma Sub, TPG Rise Flash, L.P. (“TPG Rise”) and the following affiliates of TPG Inc. (“TPG”): TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests,” up until January 2, 2024 as redemption was outside of the control of the Company. Post January 2, 2024, redemption is no longer outside the control of the Company subsequent to the spin-off from Flex and, therefore, the non-controlling interests owned by the TPG Affiliates are now presented on the consolidated balance sheets as permanent equity under the caption “non-controlling interests.”
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three and six-month periods ended September 27, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or any future period. The condensed consolidated balance sheet as of March 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextracker have been eliminated.
The first quarters for fiscal years 2025 and 2024 ended on June 28, 2024 (89 days) and June 30, 2023 (91 days), respectively. The second quarters for fiscal years 2025 and 2024 ended on September 27, 2024 (91 days) and September 29, 2023 (91 days), respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations and comprehensive income when realized. The Company recognized foreign currency exchange gains of $2.4 million during the three-month period ended September 27, 2024 driven by favorable exchange rate fluctuations in Europe. Additionally, during the six-month period ended September 27, 2024, the Company recognized foreign currency exchange losses of $7.4 million due to unfavorable exchange rate fluctuations primarily in Latin

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
America. The Company recognized $3.0 million and $2.6 million foreign currency exchange losses during the three and six-month periods ended September 29, 2023, respectively, due to unfavorable exchange rate fluctuations in certain currencies.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas conflict. These estimates may change as new events occur and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.
Accounting for business acquisitions
From time to time, the Company pursues business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s condensed consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, contingent earnout, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s condensed consolidated financial position and results of operations.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The following table summarizes the activity related to the estimated accrued warranty reserve for the six-month periods ended September 27, 2024 and September 29, 2023:

	Six-month periods ended
	September 27, 2024	September 29, 2023
	(In thousands)
Beginning balance	$12,511	$22,591
Provision (release) for warranties issued	5,268	(2,614)
Payments	(2,879)	(883)
Ending balance	$14,900	$19,094
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets includes short-term deposits and advances of $74.3 million and $104.7 million as of September 27, 2024 and March 31, 2024, respectively, primarily related to advance payments to certain vendors for procurement of inventory. In addition, it includes $167.2 million and $125.4 million as of September 27, 2024 and March 31, 2024, respectively, in vendor rebates receivable related to the 45X Credit as described under the section “Inflation Reduction Act of 2022 Vendor Rebates” of Note 2 in the notes to the consolidated financial statements in the Form 10-K.
Deferred tax assets
Deferred tax assets of $472.4 million and $438.3 million as of September 27, 2024 and March 31, 2024, respectively, are primarily related to the Company’s investment in Nextracker LLC as described in Note 13 in the notes to the consolidated financial statements included in the Form 10-K and release of valuation allowance related to the acquired foundations business acquisitions described in Note 11.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $50.6 million and $43.2 million as of September 27, 2024 and March 31, 2024, respectively. In addition, it includes $26.5 million and $39.2 million of accrued payroll as of September 27, 2024 and March 31, 2024, respectively.
TRA liability
TRA liability related to the amount expected to be paid to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, were $399.1 million and $391.6 million, as of September 27, 2024 and March 31, 2024, respectively. During the three-month period ended September 27, 2024, a payment of $15.5 million was made to Flex, TPG and the TPG Affiliates, which is presented as financing activity on the condensed consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of the long-term portion of standard product warranty liabilities of $6.3 million and $6.4 million, and the long-term portion of deferred revenue of $95.5 million and $69.3 million as of September 27, 2024 and March 31, 2024, respectively.
Recently issued accounting pronouncement
Accounting Standards Update 2023-07, Segment Reporting—Improvement to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board issued a new accounting standard which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements segment performance. The annual reporting requirements of the new standard is effective for the Company beginning in fiscal year 2025 and interim reporting requirements beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects to adopt the new guidance in the fourth quarter of fiscal year 2025 with an immaterial impact on its consolidated financial statements.
3.Revenue
Based on Accounting Standards Codification (“ASC”) 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer-point in time and over time for the three and six-month periods ended September 27, 2024 and September 29, 2023:

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Timing of Transfer
Point in time	$20,286	$21,263	$31,006	$26,904
Over time	615,285	552,094	1,324,486	1,025,996
Total revenue	$635,571	$573,357	$1,355,492	$1,052,900
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $360.0 million and $397.1 million as of September 27, 2024 and March 31, 2024, respectively, are presented in the condensed consolidated balance sheets, of which $143.9 million and $141.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets decreased $37.1 million from March 31, 2024 to September 27, 2024 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the six-month periods ended September 27, 2024 and September 29, 2023, Nextracker converted $133.4 million and $119.2 million of deferred revenue to revenue, respectively, which represented 45% and 56%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of September 27, 2024, Nextracker had $332.3 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 71% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the six-month period ended September 27, 2024, the addition in the Company’s goodwill is driven by its acquisitions of Ojjo, Inc. (“Ojjo”) and the solar foundations business held by Solar Pile International (“SPI”) as further described in Note 11.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The following table summarizes the activity in the Company’s goodwill during the six-month period ended September 27, 2024 (in thousands):

Balance as of March 31, 2024	$265,153
Additions	103,565
Purchase accounting adjustments	1,895
Balance as of September 27, 2024	$370,613
Other intangible assets
During the six-month period ended September 27, 2024, the total gross value of other intangible assets increased by $49.7 million as a result of the Company’s initial estimated value of other intangible assets from its business acquisitions, which contributed an additional $31.7 million of developed technology and $18.0 million of customer relationships. Refer to Note 11 for additional information.
The components of identifiable intangible assets are as follows:

	As of September 27, 2024			As of March 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$31,700	$(809)	$30,891	$—	$—	$—
Customer relationships	18,000	(979)	17,021	—	—	—
Trade name and other intangibles	3,000	(1,629)	1,371	3,000	(1,454)	1,546
Total	$52,700	$(3,417)	$49,283	$3,000	$(1,454)	$1,546
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations was immaterial for the periods presented.
The estimated future annual amortization expense for other intangible assets is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2025 (1)	$3,560
2026	7,120
2027	7,120
2028	7,091
2029	6,945
Thereafter	17,447
Total amortization expense	$49,283
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2025.
5.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors and consultants of the Company. Additionally, in connection with the Company’s initial public offering in February 2023 (the “IPO”), the Company approved the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements common units of Nextracker LLC, relate to Class A common stock of Nextracker for periods from and after the closing of the IPO.
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands)
Cost of sales	$2,481	$3,245	$6,261	$5,171
Selling, general and administrative expenses	25,417	14,971	40,704	21,686
Research and development	1,987	—	4,821	—
Total stock-based compensation expense	$29,885	$18,216	$51,786	$26,857
During the six-month period ended September 27, 2024, the Company granted 1.6 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $41.68 per award.
In addition, the Company also granted 0.4 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2027, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $58.30 per award. The fair value of these PSU awards granted during the six-month period ended September 27, 2024 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards. Also, 0.3 million PSU awards related to the third tranche of performance-based awards granted in fiscal year 2023 met the criteria for a grant date under ASC 718 as the performance metrics for these awards were determined during the six-month period ended September 27, 2024. The weighted average fair value per share of these PSU awards granted in fiscal year 2023 was estimated to be $111.56 per award, determined using a Monte-Carlo simulation model.
Further, the Company granted 0.3 million option awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such option is equal to $47.05 per award, which corresponds to the Company’s closing price per share as of the grant date of the awards. The fair value of these option awards granted during the six-month period ended September 27, 2024 was estimated to be $29.05 based on a Black-Scholes option pricing model.
Additionally, during the six-month period ended September 27, 2024, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of September 27, 2024 was approximately $161.0 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income attributable to Nextracker Inc. common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company’s common stock for the period. Additionally, the potential dilution impact of Class B common stock convertible into Class A common stock was also considered in the calculation.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	September 27, 2024			September 29, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$115,391	143,478,959	$0.80	$39,253	61,721,709	$0.64

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,159,734			1,013,988
Common stock equivalents from RSUs (2)		1,294,584			1,106,310
Common stock equivalents from PSUs (3)		1,237,094			382,624
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$1,873	1,908,827		$42,156	82,916,511

Diluted EPS
Net income	$117,264	149,079,198	$0.79	$81,409	147,141,142	$0.55
(1)During the three-month periods ended September 27, 2024 and September 29, 2023, approximately 0.8 million and 0.5 million of Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended September 27, 2024 and September 29, 2023, approximately 0.8 million and 0.4 million of RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended September 27, 2024 and September 29, 2023, approximately 0.7 million and 0.4 million of PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements

	Six-month periods ended
	September 27, 2024			September 29, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$237,091	142,785,176	$1.66	$59,682	54,070,140	$1.10

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,273,829			955,488
Common stock equivalents from RSUs (2)		1,378,883			996,010
Common stock equivalents from PSUs (3)		1,235,060			426,199
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$4,967	2,477,715		$85,372	90,560,516

Diluted EPS
Net income	$242,058	149,150,663	$1.62	$145,054	147,008,353	$0.99
(1)During the six-month periods ended September 27, 2024 and September 29, 2023, approximately 0.8 million and 0.5 million of Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the six-month periods ended September 27, 2024 and September 29, 2023, approximately 0.5 million and 0.4 million of RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the six-month periods ended September 27, 2024 and September 29, 2023, approximately 0.7 million and 0.4 million of PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
7.Bank borrowings and long-term debt
On June 21, 2024, the Company and Nextracker LLC (the “LLC”), as the borrower, entered into an amendment (the “Amendment”) to the credit agreement, dated as of February 13, 2023 (“2023 Credit Agreement” and, together with the Amendment, the “Amended 2023 Credit Agreement”). The Amendment amended the 2023 Credit Agreement to, among other things: (i) increase the aggregate revolving commitments from $500.0 million to $1.0 billion; (ii) provide for a $1.0 billion secured debt basket for surety bonds; (iii) increase the letter of credit capacity from $300.0 million to $500.0 million; and (iv) update various covenants, baskets and thresholds to provide more financing capacity and operational flexibility to the Company and the LLC. Subject to the satisfaction of certain conditions, the LLC may be permitted to request incremental term loan facilities under the credit facility from one or more lenders. As a result of the Amendment, the Company capitalized $6.0 million of issuance cost for the revolver included in other assets in the condensed consolidated balance sheets. As of September 27, 2024, no amounts were drawn under the revolving facility, and the Company was in compliance with all applicable covenants under its Amended 2023 Credit Agreement, the term loan and the revolving credit facility.
8.Commitments and contingencies
Litigation and other legal matters
Nextracker has accrued for a loss contingency to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextracker’s accrual. Any related

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
9.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate (“AETR”). At the end of each interim period, the Company applies the AETR to year-to-date (“YTD”) ordinary income (or loss) to arrive at the YTD income tax expense. The Company records the tax effect of discrete items in the quarter in which the discrete events occur.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented. For the three and six-month periods ended September 27, 2024, the difference between the effective tax rate and the U.S. statutory corporate tax rate of 21% is primarily attributable to the benefit of the foreign derived intangible income deduction and foreign tax credits, partially offset by U.S. state and local income taxes and jurisdictional mix of income between the U.S. and other operating jurisdictions.
During the three-month period ended September 27, 2024, the Company drafted its transfer pricing documentation with respect to the economic arrangement between Ojjo and Nextracker LLC, whereby Ojjo is compensated for the services that it provides on behalf of Nextracker LLC. Therefore, during the three-month period ended September 27, 2024, Ojjo updated its forecasted pre-tax earnings to account for the draft of the economic arrangement between these parties, which reflects forecasted profits into the future. Due to the transfer pricing methodology, Ojjo is effectively guaranteed a profit going forward. As a result, the Company released the valuation allowance recorded against Ojjo’s deferred tax assets given that it is more likely than not that the deferred tax assets will be realized. A $7.9 million income tax benefit was recorded as a discrete item in the three-month period ended September 27, 2024 as it relates to a change in management’s assertion related to the realization of deferred tax assets in periods beyond the current tax year. An immaterial amount of income tax benefit related to the utilization of deferred tax assets with a valuation allowance in the current period is appropriately running through the computation of the annual effective tax rate.
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

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In thousands, except percentages)
Income tax	19,928	3,999	47,080	13,100
Effective tax rates	14.5%	4.7%	16.3%	8.3%
The increase in tax expense as well as effective tax rate from the three and six-month periods ended September 29, 2023 to the three and six-month periods ended September 27, 2024 is driven by an increase in income before income taxes for the corresponding period and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Tax distributions
During the six-month period ended September 27, 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions to its non-controlling interest holder (TPG) in the aggregate amount of approximately $6.1 million.
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Revenue:	(In thousands)
U.S.	$461,806	$382,160	$973,288	$652,498
Rest of the World	173,765	191,197	382,204	400,402
Total	$635,571	$573,357	$1,355,492	$1,052,900
The United States is the principal country of domicile.
11.Business acquisitions
Foundations business
During the six-month period ended September 27, 2024, the Company completed two acquisitions. On June 20, 2024, as part of an all-cash transaction, the Company acquired 100% of the interest in Ojjo, a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, the Company closed the acquisition of the solar foundations business held by SPI through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
The acquisitions of Ojjo and the foundations business of SPI (“Foundations acquisitions”) expand the Company’s foundations offering by accelerating its capability to offer customers a more complete integrated solution for solar trackers and foundations. The development of any utility-scale project is a long and complex process. Foundations are a key part of every utility-scale solar project installation. In addition, projects are often confronted with unique challenges related to land use considerations and exceptional variation in subsurface conditions. The Company believes there is additional value for its customers in combining tracker systems and foundations to form an integrated solution, particularly for difficult and unique soil conditions.
The aggregate cash consideration of the Foundations acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million includes $14.0 million of deferred consideration expected to be paid within a 12-month period, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout.
The contingent earnout has a maximum possible consideration of $6.0 million upon the achievement of future revenue performance targets, measured in megawatts (“MW”), over a four-year period starting October 1, 2024. The fair value of the contingent earnout liability as of the acquisition date was estimated to be $2.6 million based on a Monte-Carlo simulation model, which is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement.
The Company incurred approximately $3.7 million of acquisition costs which are presented as selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive income. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements income tax purposes. The results of operations of the acquisitions were included in the Company’s condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following represents the Company’s preliminary allocation of the Foundations acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$5,547
Property and equipment	23,977
Intangible assets	49,700
Goodwill	105,460
Other assets	4,232
Total assets	188,916

Current liabilities	17,467
Other liabilities, non-current	6,732
Total purchase price, net of cash acquired	$164,717
Intangible assets are comprised of $31.7 million of developed technology to be amortized over an estimated useful life of ten years, and $18.0 million of customer relationships to be amortized over an estimated useful life of five years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Nextracker,” the “Company,” “we,” “us” and “our” shall mean, prior to the IPO, both Nextracker LLC (“Nextracker LLC” or the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, to Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended September 27, 2024 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 28, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on June 6, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the

“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading provider of intelligent, integrated solar tracker, foundations, and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar PV power plants to follow the sun’s movement across the sky and optimize plant performance. With power plants operating in more than 40 countries worldwide, we offer solar tracker technologies that increase energy production while reducing costs for significant plant return on investment (“ROI”). We are the global market leader based on gigawatts (“GW”) shipped for eight consecutive years.
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
We have shipped more than 100 GW of solar tracker systems as of September 27, 2024 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $1.4 billion for the six-month period ended September 27, 2024 and $2.5 billion for fiscal year 2024.
Business acquisitions
During the six-month period ended September 27, 2024, we completed two acquisitions. On June 20, 2024, as part of an all-cash transaction, we acquired 100% of the interest in Ojjo, Inc. (“Ojjo”), a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, we closed the acquisition of the solar foundations business held by Solar Pile International (“SPI”) through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
The acquisitions of Ojjo and the foundations business of SPI (“Foundations acquisitions”) expand our foundations offering by accelerating our capability to offer customers a more complete integrated solution for solar trackers and foundations. The development of any utility-scale project is a long and complex process. Foundations are a key part of every utility-scale solar project installation. In addition, projects are often confronted with unique challenges related to land use considerations and exceptional variation in subsurface conditions. We believe there is additional value for our customers in combining tracker systems and foundations to form an integrated solution, particularly for difficult and unique soil conditions.
The aggregate cash consideration of the Foundations acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million includes $14.0 million of deferred consideration expected to be paid within a 12-month period, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout. See Note 11 in the notes to the unaudited condensed consolidated financial statements for further detail on these acquisitions.

Inflation Reduction Act of 2022 (“IRA”)
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
We have executed agreements with certain suppliers to ramp up our U.S. manufacturing footprint. These suppliers produce 45X Credit eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have contractually agreed with these suppliers to share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate. We account for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. During the fourth quarter of fiscal 2024, we determined the amount and collectability of the 45X Credit vendor rebates we expect to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Six-month periods ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
Revenue:	(In thousands, except percentages)
U.S.	$461,806	73%	$382,160	67%	$973,288	72%	$652,498	62%
Rest of the World	173,765	27%	191,197	33%	382,204	28%	$400,402	38%
Total	$635,571		$573,357		$1,355,492		$1,052,900
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions)
Customer G	$83.4	$90.9	$192.7	$137.3
Critical accounting policies and significant management estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the unaudited condensed consolidated financial statements.
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”), where we discussed our more significant policies and estimates used in the preparation of the unaudited condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the Form 10-K, other than our accounting for business acquisitions as disclosed below.

Accounting for business acquisitions
From time to time, we pursue business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in our unaudited condensed consolidated financial statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, contingent earnout, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
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

	Three-month periods ended			Six-month periods ended
	September 27, 2024	September 29, 2023	% Change	September 27, 2024	September 29, 2023	% Change
Unaudited Condensed Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$635,571	$573,357	11%	$1,355,492	$1,052,900	29%
Cost of sales	410,776	424,247	(3)	893,257	790,046	13
Gross profit	224,795	149,110	51	462,235	262,854	76
Selling, general and administrative expenses	72,127	47,872	51	132,954	82,107	62
Research and development	19,193	7,146	169	35,712	12,775	180
Operating income	133,475	94,092	42	293,569	167,972	75
Interest expense	3,665	3,646	1	6,945	6,748	3
Other (income) expense, net	(7,382)	5,038	(247)	(2,514)	3,070	(182)
Income before income taxes	137,192	85,408	61	289,138	158,154	83
Provision for income taxes	19,928	3,999	398	47,080	13,100	259
Net income and comprehensive income	$117,264	$81,409	44%	$242,058	$145,054	67%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to our current year acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, non-recurring integration activities related to acquisitions and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, (vi) various non-recurring tax adjustments and (vii) certain nonrecurring legal costs, integration activities related to acquisitions and other discrete events as applicable. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.
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

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$228,172	$152,417	$469,480	$268,150
Adjusted operating income	167,412	112,370	350,975	194,954
Adjusted net income	144,927	96,031	283,546	167,155
Adjusted EBITDA	172,651	110,198	347,627	194,051
Adjusted gross margin	35.9%	26.6%	34.6%	25.5%
Adjusted net income margin	22.8%	16.7%	20.9%	15.9%
Adjusted EBITDA margin	27.2%	19.2%	25.6%	18.4%
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

	Three-month periods ended				Six-month periods ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$224,795	35.4%	$149,110	26.0%	$462,235	34.1%	$262,854	25.0%
Stock-based compensation expense	2,481		3,245		6,261		5,171
Intangible amortization	896		62		984		125
Adjusted gross profit & margin	$228,172	35.9%	$152,417	26.6%	$469,480	34.6%	$268,150	25.5%

GAAP operating income & margin	$133,475	21.0%	$94,092	16.4%	$293,569	21.7%	$167,972	16.0%
Stock-based compensation expense	29,885		18,216		51,786		26,857
Intangible amortization	1,875		62		1,963		125
Acquisition related costs (1)	2,177		—		3,657		—
Adjusted operating income & margin	$167,412	26.3%	$112,370	19.6%	$350,975	25.9%	$194,954	18.5%

GAAP net income & margin	$117,264	18.5%	$81,409	14.2%	$242,058	17.9%	$145,054	13.8%
Stock-based compensation expense	29,885		18,216		51,786		26,857
Intangible amortization	1,875		62		1,963		125
Adjustment for taxes	(6,274)		(3,656)		(15,918)		(4,881)
Acquisition related costs (1)	2,177		—		3,657		—
Adjusted net income & margin	$144,927	22.8%	$96,031	16.7%	$283,546	20.9%	$167,155	15.9%

GAAP net income & margin	$117,264	18.5%	$81,409	14.2%	$242,058	17.9%	$145,054	13.8%
Interest, net	455		(86)		(837)		1,334
Provision for income taxes	19,928		3,999		47,080		13,100
Depreciation expense	1,067		912		1,920		1,895
Intangible amortization	1,875		62		1,963		125
Stock-based compensation expense	29,885		18,216		51,786		26,857
Acquisition related costs (1)	2,177		—		3,657		—
Other tax related income, net	—		5,686		—		5,686
Adjusted EBITDA & margin	$172,651	27.2%	$110,198	19.2%	$347,627	25.6%	$194,051	18.4%
(1)Represents transaction and integration costs incurred in relation to our Foundations acquisitions. We do not believe that the acquisition transaction costs are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.
The data below, and discussion that follows, represents our results from operations.
Comparison of the three-month periods ended September 27, 2024 and September 29, 2023
Revenue
Revenue increased by $62.2 million, or 11%, for the three-month period ended September 27, 2024 compared to the three-month period ended September 29, 2023, resulting primarily from a 27% increase in gigawatts delivered, most notably in the U.S. driven by increased demand coupled with an acceleration of deliveries to meet customers’ updated project schedules, partially offset by continued declines in average selling prices resulting from declining costs per watt. Revenue increased approximately $79.6 million, or 21%, in the U.S. during the three-month period ended September 27, 2024 compared to the three-month period ended September 29, 2023 while decreasing $17.4 million, or 9%, in the Rest of the World during the same period, primarily due to a reduction in shipments in Latin America. Quarterly variability occurs based on specific project timing and may be impacted negatively by delays in construction caused by multiple factors including permitting, interconnection, weather and labor issues.
Cost of sales and gross profit
Cost of sales decreased by $13.5 million, or 3%, during the three-month period ended September 27, 2024 compared to the three-month period ended September 29, 2023, primarily driven by the impact from the 45X Credit. As noted in the overview, we now recognize a reduction in cost of sales for 45X Credit earned on components manufactured in the U.S. During the three-month period ended September 27, 2024, we recognized approximately $50.7 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period. Additional incremental cost savings, primarily related to materials we procured from our vendors, were achieved through our expanded global supply chain that allows us to source local material and provides better lead times for customers. Freight and logistics costs remained flat as a percentage of revenue during the three-month period ended September 27, 2024 compared to the three-month period ended September 29, 2023.
Gross profit increased by $75.7 million, or 51%, during the three-month period ended September 27, 2024 compared to the three-month period ended September 29, 2023, primarily resulting from the impact from the 45X Credit recognized in the period. Additional margin improvement was driven by a slightly higher mix of U.S. revenue that generally carries a higher margin profile than the Rest of the World coupled with incremental cost savings achieved through our global supply chain.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $24.3 million, or 51%, to $72.1 million for the three-month period ended September 27, 2024 from approximately $47.9 million for the three-month period ended September 29, 2023 while also increasing approximately 300 basis points from approximately 8% to approximately 11% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $10.4 million incurred in conjunction with our 2022 equity incentive plan, the remaining increase in costs of approximately $13.9 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our planned growth.
Research and development
Research and development expenses increased $12.0 million, or 169%, to $19.2 million for the three-month period ended September 27, 2024 from approximately $7.1 million during the three-month period ended September 29, 2023 as a result of our commitment to product innovation and development, including software enhancements and additional headcount, coupled with an increase in stock-based compensation expense of $2.0 million.
Interest expense
Interest expense remained relatively flat at approximately $3.7 million for both three-month periods ended September 27, 2024 and September 29, 2023, respectively.
Other (income) expense, net
Other (income) expense, net was a $7.4 million income for the three-month period ended September 27, 2024, which primarily included $3.3 million of interest income and $2.4 million of favorable foreign currency exchange gains. Other (income) expense, net was a $5.0 million expense for the three-month period ended September 29, 2023, which primarily included $5.7 million tax related expense as a result of an increase in our liability under the Tax Receivable Agreement, and $3.0 million of unfavorable foreign currency exchange losses, partially offset by $3.7 million of interest income.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the three-month periods ended September 27, 2024 and September 29, 2023. For the three-month periods ended September 27, 2024 and

September 29, 2023, we recorded total income tax expense of $19.9 million and $4.0 million, respectively, which reflected consolidated effective income tax rates of 15% and 5%, respectively. The increase in tax expense as well as effective tax rate from the three-month period ended September 29, 2023 to the three-month period ended September 27, 2024 is driven by an increase in income before income taxes for the corresponding period and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.
During the three-month period ended September 27, 2024, the Company drafted its transfer pricing documentation with respect to the economic arrangement between Ojjo and Nextracker LLC, whereby Ojjo is compensated for the services that it provides on behalf of Nextracker LLC. Therefore, during the three-month period ended September 27, 2024, Ojjo updated its forecasted pre-tax earnings to account for the draft of the economic arrangement between these parties, which reflects forecasted profits into the future. Due to the transfer pricing methodology, Ojjo is effectively guaranteed a profit going forward. As a result, the Company released the valuation allowance recorded against Ojjo’s deferred tax assets given that it is more likely than not that the deferred tax assets will be realized. A $7.9 million income tax benefit was recorded as a discrete item in the three-month period ended September 27, 2024 as it relates to a change in management’s assertion related to the realization of deferred tax assets in periods beyond the current tax year. An immaterial amount of income tax benefit related to the utilization of deferred tax assets with a valuation allowance in the current period is appropriately running through the computation of the annual effective tax rate.
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
Comparison of the six-month periods ended September 27, 2024 and September 29, 2023
Revenue
Revenue increased by $302.6 million, or 29%, for the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023, driven by a 44% increase in GW delivered, most notably in the U.S. driven by increased demand coupled with an acceleration of deliveries to meet customers updated project schedules. The revenue increase from additional GW delivered was slightly offset by a reduction in revenue per watt due to declining costs per watt compared to the six-month period ended September 29, 2023. Revenue increased approximately $320.8 million, or 49%, in the U.S. during the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023 as more projects came on line, Rest of the World decreased $18.2 million, or 5%, primarily from reduced shipments to Latin America.
Cost of sales and gross profit
Cost of sales increased by $103.2 million, or 13%, during the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023, primarily driven by the 44% increase in GW delivered noted above, partially offset by the impact from the 45X Credit. As noted in the overview, we now recognize a reduction in cost of sales for the 45X Credit earned on components manufactured in the U.S. During the first half of fiscal year 2025, we recognized approximately $98.0 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period. Additional incremental cost savings, primarily related to materials we procured from our vendors, were achieved through our expanded global supply chain that allows us to source local materials and provide better lead times for customers. Freight and logistics costs remained flat as a percentage of revenue during the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023.
Gross profit increased by $199.4 million, or 76%, during the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023, primarily resulting from the U.S. revenue growth noted above and the impact from the 45X Credit recognized in the first half of fiscal year 2025. In addition, throughout fiscal year 2024 and into fiscal year 2025, we continue to implement enhancements to our overall margin structure that include maintaining pricing discipline, expanding our global supply chain and other innovations that drive cost savings. As a percentage of revenue, these efforts increased gross margins by approximately 200 basis points during the six-month period ended September 27, 2024 compared to the six-month period ended September 29, 2023 and were net of the impact from competitive pressures that have lowered prices.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $50.8 million, or 62%, to $133.0 million for the six-month period ended September 27, 2024 from approximately $82.1 million for the six-month period ended September 29, 2023 while also increasing approximately 201 basis points from approximately 8% to over 10% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $19.0 million incurred in conjunction with our 2022 equity incentive plan, the remaining increase in costs of approximately $31.8 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our planned growth.
Research and development
Research and development expenses increased $22.9 million, or 180%, to $35.7 million for the six-month period ended September 27, 2024 from approximately $12.8 million during the six-month period ended September 29, 2023 as a result of our commitment to product innovation and development including software enhancements and additional headcount, coupled with an increase in stock-based compensation expense of $4.8 million.
Interest expense
Interest expense modestly increased $0.2 million, or 3%, to $6.9 million, for the six-month period ended September 27, 2024 from $6.7 million during the six-month period ended September 29, 2023.
Other (income) expense, net
Other (income) expense, net was $2.5 million income for the six-month period ended September 27, 2024, which primarily included $8.0 million interest income, partially offset by $7.4 million of unfavorable foreign currency exchange losses. Other (income) expense, net was $3.1 million expense for the six-month period ended September 29, 2023, which primarily included $5.7 million tax related expense as a result of an increase in our liability under the Tax Receivable Agreement and $2.6 million of unfavorable foreign currency exchange losses, partially offset by $5.3 million of interest income during the period.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the six-month periods ended September 27, 2024 and September 29, 2023. For the six-month periods ended September 27, 2024 and September 29, 2023, we recorded total income tax expense of $47.1 million and $13.1 million, respectively, which reflected consolidated effective income tax rates of 16% and 8%, respectively. The increase in tax expense as well as effective tax rate from the six-month period ended September 29, 2023 to the six-month period ended September 27, 2024 is driven by an increase in income before income taxes for the corresponding period and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business.
Credit Facilities
On June 21, 2024, Nextracker Inc. and the LLC, as the borrower, entered into the Amendment to the 2023 Credit Agreement. The Amendment amended the 2023 Credit Agreement to, among other things: (i) increase the aggregate commitments of the revolving credit facility (the “RCF”) from $500.0 million to $1.0 billion; (ii) provide for a $1.0 billion secured debt basket for surety bonds; (iii) increase the letter of credit capacity from $300.0 million to $500.0 million; and (iv) update various covenants, baskets and thresholds to provide more financing capacity and operational flexibility to Nextracker Inc. and the LLC. Subject to the satisfaction of certain conditions, the LLC may be permitted to request incremental term loan facilities under the credit facility from one or more lenders.
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
Borrowings in U.S. dollars under the Amended 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.53% (SOFR rate of 4.80% plus a margin of 1.73%) as of September 27, 2024.
The Amended 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the Amended 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of September 27, 2024, we were in compliance with all applicable covenants under the Amended 2023 Credit Agreement, the Term Loan and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) that provided for the payment by us to Flex, TPG Rise and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in the Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our RCF, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.

Cash Flows Analysis

	Six-month periods ended
	September 27, 2024	September 29, 2023
	(In thousands)
Net cash provided by operating activities	$274,627	$252,677
Net cash used in investing activities	(159,575)	(1,406)
Net cash used in financing activities	(27,222)	(8,361)
Six-month period ended September 27, 2024
Net cash provided by operating activities was $274.6 million during the six-month period ended September 27, 2024. Total cash provided during the period was driven by net income of $242.1 million adjusted for non-cash charges of approximately $57.2 million primarily related to stock-based compensation expense, depreciation and amortization and provision for credit losses, partially offset by deferred income taxes associated with the Tax Receivable Agreement. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $24.6 million. Accounts payable decreased $53.3 million, partially associated with timing and a decrease in payment cycle, other liabilities decreased $67.2 million primarily due to decrease in accrued expense, and other assets increased $16.1 million driven by advance payments to suppliers. Partially offsetting the cash outflows were decreases in inventory of $27.2 million as we continue to transfer production to the U.S. and shrink lead times, decreases in account receivable, contract assets in the aggregate of $61.6 million due to a reduction in revenue, the timing of billings and deliveries, and increases in deferred revenue of $23.3 million driven primarily by increased deposits on higher bookings during the period.
Net cash used in investing activities was approximately $159.6 million and directly attributable to the $144.7 million payment for the Foundations acquisitions net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $27.2 million primarily resulting from a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, $6.1 million of tax distributions to our non-controlling interest holders pursuant to the LLC Agreement and a $3.7 million payment of the RCF issuance costs.
Six-month period ended September 29, 2023
Net cash provided by operating activities was $252.7 million during the six-month period ended September 29, 2023. Total cash provided during the period was driven by net income of $145.1 million adjusted for non-cash charges of approximately $2.0 million primarily related to depreciation and amortization. Cash from net income was increased by the overall decrease in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an inflow of approximately $105.6 million. Accounts payable increased approximately $191.4 million, partially associated with timing and increase in our payment cycles. Deferred revenue increased approximately $82.1 million driven primarily by increased deposits on higher bookings during the quarter. Offsetting the cash inflows were increases in accounts receivable and contract assets in aggregate of approximately $82.3 million during the six-month period ended September 29, 2023, resulting from shorter billing and collection periods and lower sequential revenue, and increases in inventories of approximately $58.2 million due to strong demand. Other net assets increased approximately $99.2 million driven by advance payments to suppliers to secure product with longer lead times and drive growth of our U.S. manufacturing footprint.
Net cash used in investing activities was $1.4 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $8.4 million resulting from our repayment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable is outstanding as of September 29, 2023.
Cash management and financing
We had a total liquidity of over $1.5 billion as of September 27, 2024, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents balance as of September 27, 2024.

Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, in June 2024, we entered into an amendment to the 2023 Credit Agreement, which, among other things, increased our revolving commitment.
Information regarding our debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of September 27, 2024.
Recently adopted accounting pronouncements
None during the six-month period ended September 27, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had $146.1 million outstanding under our Term Loan, net of issuance costs as of September 27, 2024.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 27, 2024 as compared to the fiscal year ended March 31, 2024.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Customer G	13%	16%	14%	13%
Top five largest customers	39%	46%	39%	38%
Our trade accounts receivables and contract assets are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We periodically evaluate our reserves for potential credit losses and establish reserves for such losses.
The following table sets forth the total accounts receivable, net of allowance for credit losses and contract assets, from our largest customers that exceeded 10% of such total, and the total accounts receivable and contract assets, net of allowance for credit losses, from our top five customers by percentage during the periods included below:

	As of September 27, 2024	As of March 31, 2024
Customer A	9%	12%
Customer G	14%	16%
Top five largest customers	42%	47%
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
Based on our overall currency rate exposures as of September 27, 2024 and March 31, 2024, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
ITEM 4. CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see Note 8 “Commitments and contingencies” in the notes to the unaudited condensed consolidated final statements included elsewhere in this Quarterly Report.
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
The IRA made significant changes to the federal income tax credits available to solar energy projects, including the investment tax credit (“ITC”) under Section 48 of the Internal Revenue Code (the “IRC”) for certain energy property. Guidance issued by the U.S. Treasury Department regarding the availability of ITC has changed in the past and is subject to change in the future. Investments in certain solar projects may qualify for a domestic content bonus credit amount if the solar energy project satisfies certain “domestic content” requirements.
On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. In Notice 2023-38, the Treasury Department and the IRS announced their intent to propose regulations in the future that will apply to taxable years ending after May 12, 2023, and provided that in the interim, taxpayers may rely on the rules described in Notice 2023-38 for the domestic content bonus credit requirements for any qualified solar energy project the construction of which begins before the date that is 90 days after the date of publication of the forthcoming proposed regulations in the Federal Register.
On June 21, 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. The proposed Treasury regulations were subsequently finalized. The Section 6417 Treasury regulations are effective as of May 10, 2024, while the Section 6418 Treasury regulations became effective on July 1, 2024.
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
In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may also be allowed to elect to receive a production tax credit (“PTC”) under Section 45 of the IRC for qualified solar facilities if the construction begins before January 1, 2025 and the facility is placed in service for federal income tax purposes after 2021.
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
On October 28, 2024, the U.S. Treasury Department and the IRS published final Treasury regulations (the “45X Treasury regulations”) regarding the Section 45X Credit, which become effective on December 27, 2024. The 45X Treasury regulations retain the same basic structure as the proposed Treasury regulations issued on December 15, 2023 with certain revisions. In particular, the 45X Treasury regulations confirm a solar tracker is not a solar energy component that is an eligible component under Section 45X of the IRC, but torque tubes and structural fasteners may qualify as eligible components. While we believe that certain of our products, namely our torque tubes and a portion of our structural fasteners, should qualify under Section 45X, our ability to ultimately benefit from Section 45X and other IRA tax credits is not guaranteed.
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
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015 Paris Agreement on climate change mitigation following changes in administration between U.S. Presidents Obama, Trump and Biden. The change in administration following the 2024 U.S. presidential election could further impact policies relating to renewable energy. In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress.
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
For example, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. Conversely, if steel prices decline, customers may demand lower prices and our competitors’ responses to those demands could result in lower sale prices or lower sales volume and, consequently, negatively affect our profitability. A significant portion of the steel used to produce our products is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, global steel capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties and tariffs and foreign currency exchange rates. The volatility in the availability and cost of steel may impact our business.
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes or at sufficiently high quality levels or to renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the production cost of our products or reduce or delay our ability to perform under our contracts and could thereby adversely affect our business, financial condition and results of operations.
In addition, as noted above, the IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and any future or final implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to satisfy such domestic content requirements. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits.
Further, disruption in our supply chain and transportation channels, including changes by carriers and transportation companies relating to delivery schedules, shortages in available cargo capacity or labor availability, payment terms and frequency of service and pricing as well as cargo ship, shipping channel disruptions or work stoppages or strikes could impact our ability to timely deliver our products to our customers or increase delivery costs. For example, many shipping companies have paused shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, causing rerouting of commercial vessels. As a result, we may experience increased costs and delivery delays.
Economic, political and market conditions can adversely affect our business, financial condition and results of operations.
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability, including the Israel-Hamas conflict (including the disruption of transporting goods through the Suez Canal), further increases in inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. The financial markets and the global economy may also be adversely affected by the impact or anticipated impact of the upcoming presidential election in the United States.

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

More specifically, the United States has imposed tariffs and quotas on steel imports as well as tariffs on imported solar modules and cells. We use international suppliers of steel and the steel tariffs could result in interruptions in the supply chain and impact our costs and our gross margins. There currently is a safeguard tariff on most imported solar modules pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff on solar modules is set at 14.25% until February 6, 2025, at which point it will drop to 14% until February 6, 2026. The prior Section 201 tariff exemption for bifacial panels has been revoked, subjecting bifacial panels to the Section 201 tariff.
There also are tariffs on various solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974, and antidumping and countervailing duty (“AD/CVD”) duties on imported solar cells and modules.
Effective September 27, 2024, Section 301 tariffs on certain Chinese steel products increased to 25%, Section 301 tariffs on Chinese solar cells and modules increased to 50%, and Section 301 tariffs on parts of lead-acid storage batteries (including separators thereof) increased to 25%. Effective January 1, 2026, Section 301 tariffs on Chinese lithium-ion non-EV batteries are scheduled to increase to 25%.
Our products contain steel and certain Section 301 steel tariffs are applicable to us. Additionally, while the Section 201 and Section 301 tariffs on solar modules and/or cells are not directly applicable to our products, they may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
Following the November 2024 U.S. presidential election, trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and lithium-ion batteries, are subject to change. The Biden Administration previously announced that the Department of Energy and the Department of Commerce (“Commerce”) will closely monitor solar module import patterns to ensure the U.S. market does not become oversaturated and will explore all available measures to take action against unfair practices. Consequently, U.S. trade policies continue to be in flux, and trade policies implemented by the Biden Administration or subsequent administrations could have an adverse effect on our business, financial condition and results of operations.
On August 18, 2023, Commerce issued a final affirmative determination of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, CSPV cells and modules covered by the circumvention determination are now subject to AD/CVD orders on CSPV cells and modules from China that have been in place since 2012. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the United States prior to June 6, 2024 are not subject to AD/CVD cash deposit requirements provided the cells or modules are utilized (i.e., withdrawn from a warehouse and affixed to a structure or system in the United States) prior to December 3, 2024. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements and, ultimately, to AD/CVD duties. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
Additionally, on May 14, 2024, Commerce initiated AD and CVD investigations covering CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam that are not covered by the circumvention proceeding finalized in August 2023. On October 1, 2024, Commerce publicly issued affirmative preliminary countervailing duty determinations in the new CVD investigations and imposed cash deposit requirements ranging from 0% to 293% on CSPV cells and modules imported from the four Southeast Asian countries and covered by the new investigations. Commerce is expected to issue its preliminary determinations in the parallel AD cases in late November 2024.
AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business by adversely impacting the projects incorporating our products. Such impacts are largely out of our control and may include the timing and economics of customer project delays or cancellations.
Imports of solar modules produced in China or incorporating cells or other materials produced in whole or in part in China may be detained at the U.S. border by U.S. Customs and Border Protection (“CBP”) under the Uyghur Forced Labor Prevention Act (Public Law No. 117-78). To the extent that such detentions occur, solar modules may not reach project sites, which may result in significant delays in the development and entry into operation of solar energy projects.

The ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain. More broadly, recent revisions to U.S. regulations governing AD/CVD proceedings may make it easier for domestic companies to obtain affirmative determinations in such proceedings, which could result in future successful petitions and administrative decisions that limit imports from Asia and other regions.
Existing tariffs and duties, the possibility of additional or increased tariffs or duties in the future, and the detention by CBP of solar modules all have created uncertainty in the solar industry. If the price of solar systems increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand for solar systems, which in turn may decrease demand for our products.
Additionally, existing or future tariffs and CBP detentions of solar modules may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of, among other things, mitigating the effect of steel tariffs on our business by reducing our reliance on China-origin steel, we may not be able to do so broadly or on attractive terms.
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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” of the Form 10-K for more information regarding applicable privacy and data protection laws and regulations.
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
Prior to the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K), our business was operated by Flex as part of its broader corporate organization, rather than as a separate, publicly traded company.
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

Additionally, certain aspects of our business were historically integrated with the other businesses of Flex and we have shared economies of scope and scale in costs, employees and vendor relationships. Although we have entered into transition agreements with Flex and continue to rely on Flex for certain business functions pursuant to such agreements, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Flex and may result in us paying higher charges than in the past for these services. Further, such agreements will eventually terminate given the completion of the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K) and we will need to provide the services provided under such agreements internally or obtain them from unaffiliated third parties, which may divert management’s attention from other aspects of our business operations. This could have an adverse effect on our results of operations and financial condition relative to periods prior to the IPO. In addition, Flex entities are the direct contracting parties with respect to our business in Brazil and we receive the benefits of those arrangements from the relevant Flex entity. If we are unable to continue to operate our business in Brazil through Flex and its subsidiaries, we would need to establish alternative arrangements, and any such alternative arrangements, if available, may cause us to incur additional costs relating to that business.
Moreover, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Flex. In connection with the Transactions, we incurred a substantial amount of indebtedness in the form of senior credit facilities comprised of (i) a term loan in an aggregate principal amount of $150.0 million, and (ii) the Amended 2023 Credit Agreement (as defined in Note 7 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”. In addition, we may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
Additionally, our cost of capital for our businesses may be higher than Flex’s cost of capital prior to the IPO.
For additional information about the past financial performance of our businesses and the basis of presentation, refer to the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report.
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
We are a holding company and, as a result of the Transactions and the IPO, our principal asset is our ownership of the LLC. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to holders of its LLC common units, including us. We had no operations prior to the Transactions and had no independent means of generating revenue. As the managing member of the LLC, we intend to cause the LLC to make distributions to us according to the LLC Agreement to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. Distributions will generally be made on a pro rata basis among us and the other holders of LLC common units. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.
To the extent that we need funds and the LLC or its subsidiaries are restricted from making such distributions, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer an adverse effect on our liquidity and financial condition.

Tax authorities could challenge our historical and future tax positions.
Our taxable income comes primarily from the allocation of taxable income from the LLC. We are subject to federal and state income taxes in the United States on the taxable income allocated to us from the LLC. In addition, while the majority of the LLC’s income comes from United States sources and will not be subject to LLC level income tax, the LLC has taxable income in some foreign subsidiaries that is subject to foreign country’s corporate income tax. We may be entitled to foreign tax credits in the United States for our shares of the foreign tax we paid. As the LLC operates in a number of countries and relies on intercompany transfer pricing benchmarking analysis, judgment is required in determining our provision for income taxes. In the ordinary course of the LLC’s business, there may be transactions or intercompany transfer prices where the ultimate tax determination is uncertain. Additionally, calculations of income taxes payable currently and on a deferred basis are based on our interpretations of applicable tax laws in the jurisdictions in which we and the LLC are required to file tax returns.
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
Notwithstanding that, pursuant to the LLC Agreement, the LLC generally is required from time to time to make pro rata cash distributions, or tax distributions, to the holders of LLC common units to help each of the holders of the LLC common units to pay taxes on such holder’s allocable share of taxable income of the LLC. As a result of potential non pro rata allocations of net taxable income allocable to us and the other holders of LLC common units, the difference in tax rates applicable to corporations and individuals and the favorable tax benefits from the IPO, the subsequent follow-on offering in 2023, and certain related transactions, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to the LLC, the existing owners of the LLC would benefit from any value attributable to such accumulated cash balances as a result of an exchange of their LLC common units and corresponding shares of Class B common stock under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K).
We are required to pay others for certain tax benefits that we are deemed to realize under the Tax Receivable Agreement, and the amounts we may pay could be significant.
We used all of the net proceeds from the IPO to purchase LLC common units from Yuma and we used all of the net proceeds from the subsequent follow-on offering to purchase LLC common units from Yuma and TPG Rise, an affiliate of TPG. Additionally, we may be required from time to time to acquire additional LLC common units together with a corresponding number of shares of our Class B common stock in exchange for our Class A common stock (or cash) pursuant to the Exchange Agreement. See Note 6 in the notes to the consolidated financial statements included in the Form 10-K. We expect that basis adjustments resulting from these transactions, if they occur, among other tax benefits resulting from the Transactions, will reduce the amount of income tax we would otherwise be required to pay in the future.
We entered into a Tax Receivable Agreement with the LLC, Yuma, Yuma Sub, TPG Rise and the TPG Affiliates in connection with our IPO. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Mergers (as such terms are defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K)), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
The Tax Matters Agreement was entered into by us, Yuma and Flex immediately prior to the Spin Distribution and which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K (the “Distributions”), and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally imposes certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distribution or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our recent acquisitions of Ojjo and the foundations business of SPI. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended September 27, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Dave Bennett, CAO	Adoption	September 12, 2024	X			Up to 19,602 shares(3)	December 31, 2025
Bruce Ledesma, President – Strategy & Administration	Adoption	September 10, 2024	X			Up to 323,497 shares(4)	March 16, 2027

Léah Schlesinger, General Counsel	Adoption	September 12, 2024	X	Up to 77,197 shares(5)	March 16, 2027
Howard Wenger, President	Adoption	September 10, 2024	X	Up to 33,971 shares(3)	December 31, 2025
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to minimum selling price thresholds established by the individual.
(4)Includes (i) the sale of up to 21,293 shares of our Class A common stock currently held outright and (ii) the sale of up to 302,204 shares of our Class A common stock resulting from option exercises (subject to vesting), which may commence in 2026, both of which as provided in the trading plan. In addition, the trading plan also provides for the sale of additional shares of our Class A common stock, representing specified percentages of the net number of shares of our Class A common stock received upon the vesting, if any, upon satisfaction of applicable service based and/or performance based vesting criteria, of restricted stock units and performance stock units in 2025 and 2026, after giving effect to tax withholdings. The foregoing sales of Class A common stock are subject to minimum selling price thresholds established by the individual.
(5)Includes (i) the sale of up to 3,629 shares of our Class A common stock currently held outright and (ii) the sale of up to 73,568 shares of our Class A common stock resulting from option exercises (subject to vesting) which may commence in 2026, both of which as provided in the trading plan. In addition, the trading plan also provides for the sale of additional shares of our Class A common stock, representing 30% of the net number of shares of our Class A common stock received upon the vesting, if any, upon satisfaction of applicable service based and/or performance based vesting criteria, of restricted stock units and performance stock units in 2025 and 2026, after giving effect to tax withholdings. The foregoing sales of Class A common stock are subject to minimum selling price thresholds established by the individual.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1†	Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan, as amended and restated effective as of August 19, 2024.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextracker Inc.

Date:	November 1, 2024	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)