Form 10-Q
period 2024-12-31
Nextracker Inc.
filed 2025-01-31
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2025, there were 143,710,209 shares of the registrant’s Class A common stock outstanding and 1,908,827 shares of the registrant’s Class B common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended December 31, 2024 and December 31, 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Interest for the three-month and nine-month periods ended December 31, 2024 and December 31, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2024 and December 31, 2023	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	62
Signatures		63

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Nextracker Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of December 31, 2024	As of March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$693,543	$474,054
Accounts receivable, net of allowance of $2,845 and $3,872, respectively	457,918	382,687
Contract assets	279,027	397,123
Inventories	217,301	201,736
Other current assets	346,732	312,635
Total current assets	1,994,521	1,768,235
Property and equipment, net	47,985	9,236
Goodwill	370,613	265,153
Other intangible assets, net	47,503	1,546
Deferred tax assets	472,189	438,272
Other assets	50,748	36,340
Total assets	$2,983,559	$2,518,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,466	$456,639
Accrued expenses	72,863	82,410
Deferred revenue	297,007	225,539
Current portion of long-term debt	6,563	3,750
Other current liabilities	150,746	123,148
Total current liabilities	904,645	891,486
Long-term debt, net of current portion	138,770	143,967
Tax receivable agreement (TRA) liability	375,002	391,568
Other liabilities	140,182	99,733
Total liabilities	1,558,599	1,526,754
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 143,688,057 shares and 140,773,223 shares issued and outstanding, respectively	14	14
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, 1,908,827 shares and 3,856,175 shares issued and outstanding, respectively	—	—
Accumulated deficit	(2,714,204)	(3,066,578)
Additional paid-in-capital	4,121,940	4,027,560
Accumulated other comprehensive (loss) income	(1,200)	17
Total Nextracker Inc. stockholders’ equity	1,406,550	961,013
Non-controlling interest	18,410	31,015
Total stockholders’ equity	1,424,960	992,028
Total liabilities and stockholders’ equity	$2,983,559	$2,518,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenue	$679,363	$710,426	$2,034,855	$1,763,326
Cost of sales	438,460	500,701	1,331,717	1,290,747
Gross profit	240,903	209,725	703,138	472,579
Selling, general and administrative expenses	70,573	48,356	203,527	126,865
Research and development	20,094	12,897	55,806	29,270
Operating income	150,236	148,472	443,805	316,444
Interest expense	3,798	3,227	10,743	9,975
Other income, net	(13,778)	(21,534)	(16,292)	(18,464)
Income before income taxes	160,216	166,779	449,354	324,933
Provision for income taxes	42,842	38,818	89,922	51,918
Net income and comprehensive income	117,374	127,961	359,432	273,015
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	2,091	86,565	7,058	171,937
Net income attributable to Nextracker Inc.	$115,283	$41,396	$352,374	$101,078

Earnings per share attributable to Nextracker Inc. common stockholders
Basic	$0.80	$0.67	$2.46	$1.78
Diluted	$0.79	$0.87	$2.41	$1.86
Weighted-average shares used in computing per share amounts:
Basic	143,663,514	62,108,835	143,102,231	56,789,399
Diluted	149,027,858	147,344,370	149,134,004	147,160,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity (deficit) and redeemable interest
(In thousands, except share amounts)

	Class A common stock		Class B common stock
Three-month period ended December 31, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318
Net income	—	—	—	—	—	115,283	—	115,283	2,091	117,374
Stock-based compensation expense	—	—	—	—	26,980	—	—	26,980	—	26,980
Vesting of Nextracker Inc. RSU awards	67,571	—	—	—	—	—	—	—	—	—
Stock-based compensation tax benefits	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Total other comprehensive loss	—	—	—	—	—	—	(14)	(14)	—	(14)
BALANCE AT DECEMBER 31, 2024	143,688,057	$14	1,908,827	$—	$4,121,940	$(2,714,204)	$(1,200)	$1,406,550	$18,410	$1,424,960

		Class A common stock		Class B common stock
Three-month period ended December 31, 2023	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT SEPTEMBER 29, 2023	$3,316,130	62,096,475	$6	82,572,960	$8	$672,102	$(3,313,137)	$(2,641,021)
Net income	86,565	—	—	—	—	—	41,396	41,396
Stock-based compensation expense and other	—	—	—	—	—	13,037	(212)	12,825
Vesting of Nextracker Inc. RSU awards	—	13,329	—	—	—	—	—	—
Tax distribution	(64,365)	—	—	—	—	—	—	—
Redemption value adjustment	530,213	—	—	—	—	(530,213)	—	(530,213)
BALANCE AT DECEMBER 31, 2023	$3,868,543	62,109,804	$6	82,572,960	$8	$154,926	$(3,271,953)	$(3,117,013)

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity (deficit) and redeemable interest (continued)
(In thousands, except share amounts)

	Class A common stock		Class B common stock
Nine-month period ended December 31, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	352,374	—	352,374	7,058	359,432
Stock-based compensation expense	—	—	—	—	78,766	—	—	78,766	—	78,766
Vesting of Nextracker Inc. RSU awards	967,486	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Stock-based compensation tax benefits	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Tax distribution	—	—	—	—	—	—	—	—	(6,112)	(6,112)
Total other comprehensive loss	—	—	—	—	—	—	(1,217)	(1,217)	—	(1,217)
BALANCE AT DECEMBER 31, 2024	143,688,057	$14	1,908,827	$—	$4,121,940	$(2,714,204)	$(1,200)	$1,406,550	$18,410	$1,424,960

		Class A common stock		Class B common stock
Nine-month period ended December 31, 2023	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
BALANCE AT MARCH 31, 2023	$3,560,628	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$(3,075,767)
Net income	171,937	—	—	—	—	—	101,078	101,078
Stock-based compensation expense and other	—	—	—	—	—	39,894	(212)	39,682
Vesting of Nextracker Inc. RSU awards	—	592,177	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	15,631,562	1	—	—	552,008	—	552,009
Use of Follow-on proceeds as consideration for Yuma’s transfer of LLC common units	—	—	—	(15,631,562)	(2)	(552,007)	—	(552,009)
TRA revaluation	—	—	—	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	(622,292)	—	—	—	—	622,292	—	622,292
Tax distribution	(64,365)	—	—	—	—	—	—	—
Redemption value adjustment	822,635	—	—	—	—	(525,598)	(297,037)	(822,635)
BALANCE AT DECEMBER 31, 2023	$3,868,543	62,109,804	$6	82,572,960	$8	$154,926	$(3,271,953)	$(3,117,013)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Nine-month periods ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$359,432	$273,015
Depreciation and amortization of intangible assets	8,299	3,138
Changes in working capital and other, net	50,736	41,328
Net cash provided by operating activities	418,467	317,481
Cash flows from investing activities:
Purchases of property and equipment	(23,841)	(3,850)
Payment for business acquisitions, net of cash acquired	(144,675)	—
Net cash used in investing activities	(168,516)	(3,850)
Cash flows from financing activities:
Repayment of bank borrowings	(2,813)	(2,813)
Net proceeds from issuance of Class A shares	—	552,009
Purchase of LLC common units from Yuma, Inc.	—	(552,009)
Payment of revolver issuance costs	(6,017)	—
TRA payment	(15,520)	—
Distribution to non-controlling interest holders	(6,112)	(64,365)
Net transfers to Flex	—	(8,335)
Other financing activities	—	(308)
Net cash used in financing activities	(30,462)	(75,821)
Net increase in cash and cash equivalents	219,489	237,810
Cash and cash equivalents beginning of period	474,054	130,008
Cash and cash equivalents end of period	$693,543	$367,818

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$387	$1,480
Reduction of lease liabilities and right-of-use assets from lease termination	(8,667)	—
Right-of-use assets obtained in exchange of lease liabilities	28,461	—
Unpaid purchase of intangible assets	—	500
TRA revaluation	3,761	18,337
Stock-based compensation tax benefits	1,698	—
Reclassification of redeemable non-controlling interest	—	622,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker,” “we,” the “Company”) is a leading provider of integrated solar trackers, foundations, and software solutions used in ground-mounted utility-scale and distributed generation solar projects around the world. Nextracker's product portfolio enables solar photovoltaic power plants to follow the sun’s movement across the sky and optimize plant performance. Nextracker has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other countries in Europe, India, Australia, the Middle East and Africa.
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
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three and nine-month periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025 or any future period. The condensed consolidated balance sheet as of March 31, 2024 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextracker have been eliminated.
The first quarters for fiscal years 2025 and 2024 ended on June 28, 2024 (89 days) and June 30, 2023 (91 days), respectively. The second quarters for fiscal years 2025 and 2024 ended on September 27, 2024 (91 days) and September 29, 2023 (91 days), respectively. The third quarters for fiscal years 2025 and 2024 ended on December 31 of each year, which are comprised of 95 days and 93 days, respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations and comprehensive income. The Company recognized foreign currency exchange gains of $3.6 million during the three-month period ended December 31, 2024 driven by favorable exchange rate fluctuations in Europe. Additionally, during the nine-month period ended December 31, 2024, the Company recognized foreign

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements currency exchange losses of $3.8 million due to unfavorable exchange rate fluctuations primarily in Latin America. The Company recognized foreign currency exchange gains of $5.2 million and $2.6 million during the three and nine-month periods ended December 31, 2023, respectively, due to favorable exchange rate fluctuations in certain currencies.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The following table summarizes the activity related to the estimated accrued warranty reserve for the nine-month periods ended December 31, 2024 and December 31, 2023:

	Nine-month periods ended
	December 31, 2024	December 31, 2023
	(In thousands)
Beginning balance	$12,511	$22,591
Provision (release) for warranties issued	10,528	(4,130)
Payments	(4,401)	(1,253)
Ending balance	$18,638	$17,208
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets includes short-term deposits and advances of $69.7 million and $104.7 million as of December 31, 2024 and March 31, 2024, respectively, primarily related to advance payments to certain vendors for procurement of inventory. In addition, it includes $209.9 million and $125.4 million as of December 31, 2024 and March 31, 2024, respectively, in vendor rebates receivable related to the 45X Credit as described under the section “Inflation Reduction Act of 2022 Vendor Rebates” of Note 2 in the notes to the consolidated financial statements in the Form 10-K.
Deferred tax assets
Deferred tax assets of $472.2 million and $438.3 million as of December 31, 2024 and March 31, 2024, respectively, are primarily related to the Company’s investment in Nextracker LLC as described in Note 13 in the notes to the consolidated financial statements included in the Form 10-K and release of valuation allowance related to the foundations business acquisitions described in Note 11.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $32.1 million and $43.2 million as of December 31, 2024 and March 31, 2024, respectively. In addition, it includes $40.8 million and $39.2 million of accrued payroll as of December 31, 2024 and March 31, 2024, respectively.
TRA liability
TRA liability related to the amount expected to be paid to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, were $394.6 million and $391.6 million, as of December 31, 2024 and March 31, 2024, respectively, of which $19.6 million and zero, respectively, were included in other current liabilities on the condensed consolidated balance sheets. During the nine-month period ended December 31, 2024, a payment of $15.5 million was made to Flex, TPG and the TPG Affiliates, which is presented as financing activity on the condensed consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of the long-term portion of standard product warranty liabilities of $6.4 million and $6.4 million, and the long-term portion of deferred revenue of $94.8 million and $69.3 million as of December 31, 2024 and March 31, 2024, respectively.
Recently issued accounting pronouncement
Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: In November 2024, the Financial Accounting Standards Board issued a new accounting standard requiring a public

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2028 and interim reporting requirements are effective beginning in the first quarter of fiscal year 2029, with early adoption permitted. The Company is still in the process of evaluating the impact of the new standard on its consolidated financial statements and expects to adopt the new guidance in its fiscal year 2028 annual report.
Accounting Standards Update 2023-07, Segment Reporting—Improvement to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board issued a new accounting standard which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2025 and interim reporting requirements beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects to adopt the new guidance in the fourth quarter of fiscal year 2025 with an immaterial impact on its consolidated financial statements.
3.Revenue
Based on Accounting Standards Codification (“ASC”) 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer-point in time and over time for the three and nine-month periods ended December 31, 2024 and December 31, 2023:

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Timing of Transfer
Point in time	$15,800	$6,042	$46,806	$32,946
Over time	663,563	704,384	1,988,049	1,730,380
Total revenue	$679,363	$710,426	$2,034,855	$1,763,326
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $279.0 million and $397.1 million as of December 31, 2024 and March 31, 2024, respectively, are presented in the condensed consolidated balance sheets, of which $140.6 million and $141.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets decreased $118.1 million from March 31, 2024 to December 31, 2024 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the nine-month periods ended December 31, 2024 and December 31, 2023, Nextracker converted $182.7 million and $141.8 million of deferred revenue to revenue, respectively, which represented 62% and 67%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of December 31, 2024, Nextracker had $391.8 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 76% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
4.Goodwill and intangible assets
Goodwill
During the nine-month period ended December 31, 2024, the additions to the Company’s goodwill is driven by its acquisitions of Ojjo, Inc. (“Ojjo”) and the solar foundations business held by Solar Pile International (“SPI”) as further described in Note 11.
The following table summarizes the activity in the Company’s goodwill during the nine-month period ended December 31, 2024 (in thousands):

Balance as of March 31, 2024	$265,153
Additions	103,565
Purchase accounting adjustments	1,895
Balance as of December 31, 2024	$370,613
Other intangible assets
During the nine-month period ended December 31, 2024, the total gross value of other intangible assets increased by $49.7 million as a result of the Company’s estimated value of other intangible assets from its business acquisitions, which contributed an additional $31.7 million of developed technology and $18.0 million of customer relationships. Refer to Note 11 for additional information.
The components of identifiable intangible assets are as follows:

	As of December 31, 2024			As of March 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$31,700	$(1,601)	$30,099	$—	$—	$—
Customer relationships	18,000	(1,879)	16,121	—	—	—
Trade name and other intangibles	3,000	(1,717)	1,283	3,000	(1,454)	1,546
Total	$52,700	$(5,197)	$47,503	$3,000	$(1,454)	$1,546
The gross carrying amount of other intangible assets are removed when fully amortized. The Company amortized $3.7 million of intangible assets during the nine-month period ended December 31, 2024, of which $1.9 million is included in cost of sales and $1.8 million is included in selling, general and administrative expenses, on the condensed consolidated statements of operations and comprehensive income. An immaterial amount of intangible assets was amortized during the nine-month period ended December 31, 2023.
The estimated future annual amortization expense for other intangible assets is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2025 (1)	$1,780
2026	7,120
2027	7,120
2028	7,091
2029	6,945
Thereafter	17,447
Total amortization expense	$47,503
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2025.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Cost of sales	$3,084	$2,497	$9,345	$7,668
Selling, general and administrative expenses	21,482	5,163	62,186	26,849
Research and development	2,414	5,377	7,235	5,377
Total stock-based compensation expense	$26,980	$13,037	$78,766	$39,894
During the nine-month period ended December 31, 2024, the Company granted 1.7 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $41.39 per award.
In addition, the Company also granted 0.4 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2027, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the period was estimated to be $58.30 per award. The fair value of these PSU awards granted during the nine-month period ended December 31, 2024 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards. Also, 0.3 million PSU awards related to the third tranche of performance-based awards granted in fiscal year 2023 met the criteria for a grant date under ASC 718 as the performance metrics for these awards were determined during the nine-month period ended December 31, 2024. The weighted average fair value per share of these PSU awards granted in fiscal year 2023 was estimated to be $111.56 per award, determined using a Monte-Carlo simulation model.
Further, the Company granted 0.3 million option awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such option is equal to $47.05 per award, which corresponds to the Company’s closing price per share as of the grant date of the awards. The fair value of these option awards granted during the nine-month period ended December 31, 2024 was estimated to be $29.05 based on a Black-Scholes option pricing model.
Additionally, during the nine-month period ended December 31, 2024, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of December 31, 2024 was approximately $134.2 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income attributable to Nextracker Inc. common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	December 31, 2024			December 31, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$115,283	143,663,514	$0.80	$41,396	62,108,835	$0.67

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		968,945			984,173
Common stock equivalents from RSUs (2)		1,207,196			1,282,259
Common stock equivalents from PSUs (3)		1,279,376			396,143
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$2,091	1,908,827		$86,565	82,572,960

Diluted EPS
Net income	$117,374	149,027,858	$0.79	$127,961	147,344,370	$0.87
(1)During the three-month periods ended December 31, 2024 and December 31, 2023, approximately 0.8 million and 0.5 million Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended December 31, 2024 and December 31, 2023, approximately 0.8 million and zero RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended December 31, 2024 and December 31, 2023, approximately 0.7 million and 0.4 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements

	Nine-month periods ended
	December 31, 2024			December 31, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$352,374	143,102,231	$2.46	$101,078	56,789,399	$1.78

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,172,201			965,050
Common stock equivalents from RSUs (2)		1,321,654			1,091,426
Common stock equivalents from PSUs (3)		1,249,832			416,180
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$7,058	2,288,086		$171,937	87,897,998

Diluted EPS
Net income	$359,432	149,134,004	$2.41	$273,015	147,160,053	$1.86
(1)During the nine-month periods ended December 31, 2024 and December 31, 2023, approximately 0.8 million and 0.5 million Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the nine-month periods ended December 31, 2024 and December 31, 2023, approximately 0.6 million and zero RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the nine-month periods ended December 31, 2024 and December 31, 2023, approximately 0.7 million and 0.4 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
7.Bank borrowings and long-term debt
On June 21, 2024, the Company and Nextracker LLC (the “LLC”), as the borrower, entered into an amendment (the “Amendment”) to the credit agreement, dated as of February 13, 2023 (“2023 Credit Agreement” and, together with the Amendment, the “Amended 2023 Credit Agreement”). The Amendment amended the 2023 Credit Agreement to, among other things: (i) increase the aggregate revolving commitments from $500.0 million to $1.0 billion; (ii) provide for a $1.0 billion secured debt basket for surety bonds; (iii) increase the letter of credit capacity from $300.0 million to $500.0 million; and (iv) update various covenants, baskets and thresholds to provide more financing capacity and operational flexibility to the Company and the LLC. Subject to the satisfaction of certain conditions, the LLC may be permitted to request incremental term loan facilities under the credit facility from one or more lenders. As a result of the Amendment, the Company capitalized $6.0 million of issuance cost for the revolver included in other assets in the condensed consolidated balance sheets. As of December 31, 2024, no amounts were drawn under the revolving facility, and the Company was in compliance with all applicable covenants under its Amended 2023 Credit Agreement, the term loan and the revolving credit facility.
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
On December 27, 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of the Company’s officers, alleging that defendants made false and misleading statements about our business, financial results and prospects. The plaintiff seeks unspecified monetary damages and other relief on behalf of the purported class.
On January 23, 2025, a derivative action was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Northern District of California based on factual allegations similar to those underlying the securities class action lawsuit. The action asserts claims for, among other things, violations of the federal securities laws and breaches of fiduciary duties, and seeks damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs.
Based on the preliminary nature of these proceedings, the Company is unable to reasonably estimate a loss or range of loss, if any, arising from the above-referenced matters.
Antidumping and Countervailing Duties
On August 18, 2023, the U.S. Department of Commerce issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the United States during the two-year period prior to June 6, 2024 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
In December 2024, in connection with the circumvention final determination, U.S. Customs and Border Protection (“CBP”) instructed the Company to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand prior to June 6, 2024, representing 250% of the entered value of such imports. These CSPV modules are Nextracker's proprietary modules that sit on each tracker row to power batteries providing electricity to our controller. CBP based its instruction to make the cash deposit payment due to alleged deficiencies with respect to certifications regarding the imports. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules covered by the circumvention determinations, which are much larger in volume than the number of imports related to the $1 million cash deposits, the Company could be required to pay additional cash deposits, and these cash deposits could be material and may not be ultimately refunded to the Company. Management cannot reasonably estimate a range of potential loss.
9.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
During the nine-month period ended December 31, 2024, Ojjo updated its forecasted pre-tax earnings to account for the economic arrangement in accordance with its transfer pricing policy, which reflects forecasted profits into the future. As a

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements result, the Company released the valuation allowance recorded against Ojjo’s deferred tax assets given that it is more likely than not that the deferred tax assets will be realized. A $8.5 million income tax benefit was recorded as a discrete item in the nine-month period ended December 31, 2024 as it relates to a change in management’s assertion related to the realization of deferred tax assets in periods beyond the current tax year.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented.

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands, except percentages)
Income tax	$42,842	$38,818	$89,922	$51,918
Effective tax rates	26.7%	23.3%	20.0%	16.0%
The increase in tax expense as well as effective tax rate from the three and nine-month periods ended December 31, 2023 to the three and nine-month periods ended December 31, 2024 is driven by a reduction in tax benefit related to stock based compensation associated with the non-deductible executive compensation, and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.
During the three and nine-month periods ended December 31, 2024 and three and nine-month periods ended December 31, 2023, the Company recorded $4.4 million and $4.4 million, and $12.9 million and $7.3 million, respectively, of other tax related income as a result of the reduction in its liability under the TRA due to a decrease in its forecasted estimated effective tax rate. The amounts are reflected in the condensed consolidated statements of operations and comprehensive income within other income, net.
Tax distributions
During the nine-month period ended December 31, 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions to its non-controlling interest holder (TPG) in the aggregate amount of approximately $6.1 million.
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
For all periods presented, Nextracker has one operating and reportable segment. The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenue:	(In thousands)
U.S.	$450,410	$555,790	$1,423,698	$1,208,288
Rest of the World	228,953	154,636	611,157	555,038
Total	$679,363	$710,426	$2,034,855	$1,763,326
The United States is the principal country of domicile.
11.Business acquisitions
Foundations business
During the nine-month period ended December 31, 2024, the Company completed two acquisitions. On June 20, 2024, as part of an all-cash transaction, the Company acquired 100% of the interest in Ojjo, a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, the Company closed the acquisition of the solar foundations business held by SPI through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
The contingent earnout has a maximum possible consideration of $6.0 million upon the achievement of future revenue performance targets, measured in megawatts (“MW”), over a four-year period starting October 1, 2024. The fair value of the contingent earnout liability as of the acquisition date was estimated to be $2.6 million based on a Monte-Carlo simulation model, which is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its condensed consolidated statements of operations and comprehensive income. As of December 31, 2024, no change in the fair value of the contingent earnout liabilities was identified by management, and as such, the $2.6 million was included in other liabilities in the condensed consolidated balance sheets.
The Company incurred approximately $4.7 million of acquisition costs which are presented as selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive income. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended December 31, 2024 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 28, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on June 6, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading provider of integrated solar trackers, foundations, and software solutions used in ground-mounted utility-scale and distributed generation solar projects around the world. Our product portfolio enables solar photovoltaic power plants to follow the sun’s movement across the sky and optimize plant performance. With power plants operating in more than 40 countries worldwide, we offer solar tracker technologies that increase energy production while reducing costs for significant plant return on investment (“ROI”). We are the global market leader based on gigawatts (“GW”) shipped for eight consecutive years.
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
We have shipped more than 100 GW of solar tracker systems as of December 31, 2024 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant and operate the plant for a limited time until transfer to a long-

term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $2.0 billion for the nine-month period ended December 31, 2024 and $2.5 billion for fiscal year 2024.
Business acquisitions
During the nine-month period ended December 31, 2024, we completed two acquisitions. On June 20, 2024, as part of an all-cash transaction, we acquired 100% of the interest in Ojjo, Inc. (“Ojjo”), a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, we closed the acquisition of the solar foundations business held by Solar Pile International (“SPI”) through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
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

Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Nine-month periods ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
Revenue:	(In thousands, except percentages)
U.S.	$450,410	66%	$555,790	78%	$1,423,698	70%	$1,208,288	69%
Rest of the World	228,953	34%	154,636	22%	611,157	30%	$555,038	31%
Total	$679,363		$710,426		$2,034,855		$1,763,326
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Customer G	*	$170.5	$226.8	$307.7
*    Percentage below 10%
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
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Form 10-K”), where we discussed our more significant policies and estimates used in the preparation of the unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since the Form 10-K, other than our accounting for business acquisitions as disclosed below.
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
Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to scale our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a publicly traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is also included under selling, general and administrative expenses.
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

	Three-month periods ended			Nine-month periods ended
	December 31, 2024	December 31, 2023	% Change	December 31, 2024	December 31, 2023	% Change
Unaudited Condensed Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$679,363	$710,426	(4)%	$2,034,855	$1,763,326	15%
Cost of sales	438,460	500,701	(12)	1,331,717	1,290,747	3
Gross profit	240,903	209,725	15	703,138	472,579	49
Selling, general and administrative expenses	70,573	48,356	46	203,527	126,865	60
Research and development	20,094	12,897	56	55,806	29,270	91
Operating income	150,236	148,472	1	443,805	316,444	40
Interest expense	3,798	3,227	18	10,743	9,975	8
Other income, net	(13,778)	(21,534)	(36)	(16,292)	(18,464)	(12)
Income before income taxes	160,216	166,779	(4)	449,354	324,933	38
Provision for income taxes	42,842	38,818	10	89,922	51,918	73
Net income and comprehensive income	$117,374	$127,961	(8)%	$359,432	$273,015	32%
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

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$244,867	$212,285	$714,347	$480,435
Adjusted operating income	180,034	161,572	531,009	356,527
Adjusted net income	153,722	141,902	437,268	309,058
Adjusted EBITDA	186,372	167,791	533,999	361,843
Adjusted gross margin	36.0%	29.9%	35.1%	27.2%
Adjusted net income margin	22.6%	20.0%	21.5%	17.5%
Adjusted EBITDA margin	27.4%	23.6%	26.2%	20.5%
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

	Three-month periods ended				Nine-month periods ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$240,903	35.5%	$209,725	29.5%	$703,138	34.6%	$472,579	26.8%
Stock-based compensation expense	3,084		2,497		9,345		7,668
Intangible amortization	880		63		1,864		188
Adjusted gross profit & margin	$244,867	36.0%	$212,285	29.9%	$714,347	35.1%	$480,435	27.2%

GAAP operating income & margin	$150,236	22.1%	$148,472	20.9%	$443,805	21.8%	$316,444	17.9%
Stock-based compensation expense	26,980		13,037		78,766		39,895
Intangible amortization	1,780		63		3,743		188
Acquisition related costs (1)	1,038		—		4,695		—
Adjusted operating income & margin	$180,034	26.5%	$161,572	22.7%	$531,009	26.1%	$356,527	20.2%

GAAP net income & margin	$117,374	17.3%	$127,961	18.0%	$359,432	17.7%	$273,015	15.5%
Stock-based compensation expense	26,980		13,037		78,766		39,895
Intangible amortization	1,780		63		3,743		188
Adjustment for taxes	6,550		841		(9,368)		(4,040)
Acquisition related costs (1)	1,038		—		4,695		—
Adjusted net income & margin	$153,722	22.6%	$141,902	20.0%	$437,268	21.5%	$309,058	17.5%

GAAP net income & margin	$117,374	17.3%	$127,961	18.0%	$359,432	17.7%	$273,015	15.5%
Interest, net	(1,865)		(198)		(2,702)		1,136
Provision for income taxes	42,842		38,818		89,922		51,918
Depreciation expense	2,636		1,055		4,556		2,950
Intangible amortization	1,780		63		3,743		188
Stock-based compensation expense	26,980		13,037		78,766		39,895
Acquisition related costs (1)	1,038		—		4,695		—
Other tax related income, net	(4,413)		(12,945)		(4,413)		(7,259)
Adjusted EBITDA & margin	$186,372	27.4%	$167,791	23.6%	$533,999	26.2%	$361,843	20.5%
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
Comparison of the three-month periods ended December 31, 2024 and December 31, 2023
Revenue
Revenue decreased by $31.1 million, or 4%, for the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023, resulting primarily from slightly lower revenue generated in the U.S. due to the timing of deliveries and related project schedules. Revenue decreased approximately $105.4 million, or 19%, in the U.S. during the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023 while increasing $74.3 million, or 48%, in the Rest of the World during the same period, primarily due to increased demand in Europe. Quarterly variability occurs based on specific project timing and may be impacted negatively by delays in construction caused by multiple factors including permitting, interconnection, weather and labor issues.
Cost of sales and gross profit
Cost of sales decreased by $62.2 million, or 12%, during the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023, primarily driven by the impact from the 45X Credit and the reduction in revenue. As noted in the overview, we now recognize a reduction in cost of sales for 45X Credit earned on components manufactured in the U.S. During the three-month period ended December 31, 2024, we recognized approximately $52.2 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period. The reduction in cost of sales was offset by increases in certain direct costs related to U.S. manufacturing, including the cost of steel and other components. Freight and logistics costs decreased slightly as a percentage of revenue during the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023 due to the lower delivered volume as a result of the slight reduction in revenues noted above.
Gross profit increased by $31.2 million, or 15%, during the three-month period ended December 31, 2024 compared to the three-month period ended December 31, 2023, primarily resulting from the impact from the 45X Credit recognized in the period. Additional margin improvement was driven by incremental cost savings achieved through our global supply chain. The above increases were offset by reduced quarter-over-quarter revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $22.2 million, or 46%, to $70.6 million for the three-month period ended December 31, 2024 from approximately $48.4 million for the three-month period ended December 31, 2023 while also increasing approximately 358 basis points from approximately 7% to approximately 10% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $16.3 million incurred in conjunction with our 2022 equity incentive plan, and the remaining increase in costs of approximately $5.9 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth.
Research and development
Research and development ("R&D") expenses increased $7.2 million, or 56%, to $20.1 million for the three-month period ended December 31, 2024 from approximately $12.9 million during the three-month period ended December 31, 2023 as a result of our commitment to product innovation and development, including software enhancements, additional headcount and the expansion of our R&D and innovation capability in the U.S., Brazil and India with the launch of Center of Excellence facilities.
Interest expense
Interest expense modestly increased $0.6 million, or 18%, to $3.8 million for the three-month period ended December 31, 2024 from $3.2 million during the three-month period ended December 31, 2023.
Other income, net
Other income, net was $13.8 million for the three-month period ended December 31, 2024, which primarily included $5.8 million of interest income, and $4.4 million in tax gains as a result of a decrease in our liability under the Tax Receivable Agreement, and $3.6 million of favorable foreign currency exchange gains. Other income, net was $21.5 million for the three-month period ended December 31, 2023, which primarily included $12.9 million tax related gains as a result of a decrease in our liability under the Tax Receivable Agreement, $5.2 million of favorable foreign currency exchange gains, and $3.4 million of interest income.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the three-month periods ended December 31, 2024 and December 31, 2023. For the three-month periods ended December 31, 2024 and

December 31, 2023, we recorded total income tax expense of $42.8 million and $38.8 million, respectively, which reflected consolidated effective income tax rates of 27% and 23%, respectively. The increase in tax expense as well as effective tax rate from the three and nine-month periods ended December 31, 2023 to the three and nine-month periods ended December 31, 2024 is driven by a reduction in tax benefit related to stock based compensation associated with the non-deductible executive compensation, and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.
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
Comparison of the nine-month periods ended December 31, 2024 and December 31, 2023
Revenue
Revenue increased by $271.5 million, or 15%, for the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023, driven by a 25% increase in GW delivered, most notably in the U.S. driven by increased demand coupled with an acceleration of deliveries to meet customers updated project schedules. The revenue increase from additional GW delivered was slightly offset by a reduction in revenue per watt due to declining costs per watt compared to the nine-month period ended December 31, 2023. Revenue increased approximately $215.4 million, or 18%, in the U.S. during the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023 as more projects came on line, and the Rest of the World increased $56.1 million, or 10%, primarily from increased shipments to Australia, the Middle East and Europe.
Cost of sales and gross profit
Cost of sales increased by $41.0 million, or 3%, during the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023, primarily driven by the 25% increase in GW delivered noted above, offset by the impact from the 45X Credit. As noted in the overview, we now recognize a reduction in cost of sales for the 45X Credit earned on components manufactured in the U.S. For the nine-month period ended December 31, 2024, we recognized approximately $150.2 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period. Freight and logistics costs remained flat as a percentage of revenue during the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023.
Gross profit increased by $230.6 million, or 49%, during the nine-month period ended December 31, 2024 compared to the nine-month period ended December 31, 2023, primarily resulting from the U.S. and Rest of the World revenue growth noted above and the impact from the 45X Credit recognized in the nine-month period ended December 31, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $76.7 million, or 60%, to $203.5 million for the nine-month period ended December 31, 2024 from approximately $126.9 million for the nine-month period ended December 31, 2023 while also increasing approximately 281 basis points from approximately 7% to over 10% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $35.3 million incurred in conjunction with our 2022 equity incentive plan, and the remaining increase in costs of approximately $41.4 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth.
Research and development
Research and development expenses increased $26.5 million, or 91%, to $55.8 million for the nine-month period ended December 31, 2024 from approximately $29.3 million during the nine-month period ended December 31, 2023 as a result of an increase in stock-based compensation expense of $1.9 million coupled with our commitment to product innovation and development, including software enhancements, additional headcount and the expansion of our R&D and innovation capability in the U.S., Brazil and India with the launch of Center of Excellence facilities .

Interest expense
Interest expense modestly increased $0.8 million, or 8%, to $10.7 million, for the nine-month period ended December 31, 2024 from $10.0 million during the nine-month period ended December 31, 2023.
Other income, net
Other income, net was $16.3 million for the nine-month period ended December 31, 2024, which primarily included $13.7 million interest income, and $4.4 million in tax related income as a result of a decrease in our liability under the Tax Receivable Agreement, partially offset by $3.8 million of unfavorable foreign currency exchange losses. Other income, net was $18.5 million for the nine-month period ended December 31, 2023, which primarily included $8.8 million of interest income, $7.3 million tax related gains as a result of a decrease in our liability under the Tax Receivable Agreement, and $2.6 million of favorable foreign currency exchange gains during the period.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the nine-month periods ended December 31, 2024 and December 31, 2023. For the nine-month periods ended December 31, 2024 and December 31, 2023, we recorded total income tax expense of $89.9 million and $51.9 million, respectively, which reflected consolidated effective income tax rates of 20% and 16%, respectively. The increase in tax expense as well as effective tax rate from the nine-month period ended December 31, 2023 to the nine-month period ended December 31, 2024 is driven by a reduction in tax benefits related to stock based compensation associated with the non-deductible executive compensation, and an increase in income before income taxes for the corresponding period and an increase in tax rate due to the separation from Flex as further described in Note 6 in the notes to the consolidated financial statements in the Form 10-K.
During the nine-month period ended December 31, 2024, Ojjo updated its forecasted pre-tax earnings to account for the economic arrangement in accordance with its transfer pricing policy, which reflects forecasted profits into the future. As a result, we released the valuation allowance recorded against Ojjo’s deferred tax assets given that it is more likely than not that the deferred tax assets will be realized. An $8.5 million income tax benefit was recorded as a discrete item in the nine-month period ended December 31, 2024 as it relates to a change in management’s assertion related to the realization of deferred tax assets in periods beyond the current tax year.
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
Borrowings in U.S. dollars under the Amended 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a base rate formula plus a margin of 62.5 basis points to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC is required to pay a quarterly commitment fee on the undrawn portion of the RCF commitments of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan was 6.53% (SOFR rate of 4.80% plus a margin of 1.73%) as of December 31, 2024.
The Amended 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the Amended 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of December 31, 2024, we were in compliance with all applicable covenants under the Amended 2023 Credit Agreement, the Term Loan and the RCF.
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

Cash Flows Analysis

	Nine-month periods ended
	December 31, 2024	December 31, 2023
	(In thousands)
Net cash provided by operating activities	$418,467	$317,481
Net cash used in investing activities	(168,516)	(3,850)
Net cash used in financing activities	(30,462)	(75,821)
Nine-month period ended December 31, 2024
Net cash provided by operating activities was $418.5 million during the nine-month period ended December 31, 2024. Total cash provided during the period was driven by net income of $359.4 million adjusted for non-cash charges of approximately $91.9 million primarily related to stock-based compensation expense, depreciation and amortization, deferred income taxes associated with the Tax Receivable Agreement and provision for credit losses. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $32.9 million. Accounts payable decreased $81.3 million, partially associated with timing and a decrease in payment cycle, other liabilities decreased $46.4 million primarily due to a decrease in accrued expense primarily for freight and tariffs, and other assets increased $21.7 million driven by advance payments to suppliers. Inventory increased $10.4 million as we ramped up for our fourth quarter projects deliveries. Partially offsetting the cash outflows were net decreases in accounts receivable and contract assets of $44.2 million due to the timing of billings and deliveries, and increases in deferred revenue of $82.7 million driven primarily by increased deposits on higher bookings during the period and safe harbor deposits.
Net cash used in investing activities was approximately $168.5 million and directly attributable to the $144.7 million payment for the Foundations acquisitions net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $30.5 million primarily resulting from a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, $6.1 million of tax distributions to our non-controlling interest holders pursuant to the LLC Agreement and a $6.0 million payment of the RCF issuance costs.
Nine-month period ended December 31, 2023
Net cash provided by operating activities was $317.5 million during the nine-month period ended December 31, 2023. Total cash provided during the period was driven by net income of $273.0 million adjusted for non-cash charges of approximately ($84.3) million, primarily related to deferred income taxes associated with our Tax Receivable Agreement, partially offset by stock-based compensation expense, depreciation and amortization. Cash from net income was increased by the overall decrease in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an inflow of approximately $128.8 million. Accounts payable increased approximately $162.8 million partially associated with timing and increase in our payment cycles. Deferred revenue increased approximately $36.6 million driven primarily by increased deposits on higher bookings during the nine-month period ended December 31, 2023. Amounts due to related parties increased $54.4 million and other assets decreased $87.7 million during the nine-month period ended December 31, 2023. Partially offsetting the cash inflows were increases in accounts receivable and contract assets in aggregate of approximately $148.1 million during nine-month period ended December 31, 2023, resulting from shorter billing and collection periods, and increases in inventories of approximately $64.6 million due to strong demand.
Net cash used in investing activities was $3.9 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $75.8 million resulting from the tax distribution to our non-controlling interest holders pursuant to the LLC Agreement, and our repayment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable is outstanding as of December 31, 2023.
Cash management and financing
We had a total liquidity of over $1.6 billion as of December 31, 2024, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents less current portion of long-term debt balance as of December 31, 2024.

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
There were no material changes in our contractual obligations and commitments as of December 31, 2024.
Recently adopted accounting pronouncements
None during the nine-month period ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes and had $145.3 million outstanding under our Term Loan, net of issuance costs as of December 31, 2024.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2024 as compared to the fiscal year ended March 31, 2024.
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
The following table sets forth the revenue from our customers that exceeded 10% of our total revenue and the total revenue from our five largest customers by percentage of our total revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Customer G	*	24%	11%	17%
Top five largest customers	30%	54%	36%	43%
*    Percentage below 10%
Our trade accounts receivable and contract assets are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We periodically evaluate our reserves for potential credit losses and establish reserves for such losses.
As of December 31, 2024, none of our customers exceeded 10% of total accounts receivable, net of allowance for credit losses and contract assets.
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
Based on our overall currency rate exposures as of December 31, 2024 and March 31, 2024, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. We do not believe that the final outcomes of these matters, and we are not a party to any other legal proceedings that we believe, if determined adversely to us, would have a material adverse effect on our business, financial condition or results of operations.
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
•the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips; and
•regional, national or global macroeconomic trends, including further increased interest rates, or a reduction in the availability of tax equity or project debt financing, which could make it difficult for project developers and owners to finance the cost of a solar energy system and new projects.
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
On June 21, 2023, the U.S. Treasury Department and the IRS issued notices of proposed rulemaking and public hearing and temporary regulations providing initial guidance on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. The proposed Treasury regulations were subsequently finalized. The Section 6417 Treasury regulations became effective as of May 10, 2024, while the Section 6418 Treasury regulations became effective on July 1, 2024.
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
On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08 modifying Notice 2023-38 and Notice 2024-41 as well as introducing the first updated elective safe harbor for use in lieu of provisions of the adjusted percentage rule provided in Notice 2023-38 for calculating the domestic content bonus credit amounts applicable for certain qualified facilities and energy projects.
Generally, a qualified facility or energy project seeking a domestic content bonus credit must satisfy certain U.S. domestic sourcing or production requirements for iron, steel and manufactured products. In addition, the United States taxpayer reporting a domestic content bonus credit must satisfy certain certification, recordkeeping and substantiation requirements.
In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may also be allowed to elect to receive a production tax credit (“PTC”) under Section 45 of the IRC for qualified solar facilities if the construction began before January 1, 2025 and the facility is placed in service for federal income tax purposes after 2021.
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
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 (the “Clean Electricity Treasury regulations”) regarding the clean electricity production credit under Section 45Y of the IRC, established by the IRA (the “Section 45Y Credit”) with respect to qualified facilities and the clean electricity investment credit under Section 48E of the IRC, established by the IRA (the “Section 48E Credit”) with respect to qualified facilities, as applicable, that are placed in service after 2024. The Section 45Y Credit and Section 48E Credit provide incremental tax credits for U.S. solar projects satisfying domestic content requirements similar to the ITC and PTC. These incentives are subject to various qualification requirements and phase outs, which may adversely affect demand for our solar products.
Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules and regulatory principles by a diverse group of interested parties. There can be no assurance that our products will fully qualify for the benefits under the IRA or that competitors will not disproportionately benefit or gain competitive advantages as a result of the IRA’s implementation or interpretation. In addition, if our customers or suppliers incorrectly interpret the requirements of the IRA’s tax credits and it is later determined that the tax credits were incorrectly claimed, we may be penalized.
As a result, the final interpretation and implementation of the provisions in the IRA could have a material adverse impact on us. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal or terminate IRA policies or other incentives that we currently hope to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect our future operating results and liquidity.
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
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015

Paris Agreement on climate change mitigation following changes in administration between U.S. Presidents Obama, Trump and Biden. To start his second term, U.S. President Trump signed numerous executive orders including for the U.S. to withdraw from the Paris Climate Treaty, to expedite deregulated oil and gas drilling, and revoke executive orders and actions from the previous administration related to, among other things, the implementation of the energy and infrastructure provisions of the IRA. Additionally, under President Trump, the U.S. Department of the Interior implemented a 60-day pause on new renewable energy projects on public land or in public waters which began on January 20, 2025. This pause, or a similar pause, on renewable energy project development, particularly if extended, could delay the timing of projects, and could a material adverse on our business, financial condition and results of operations.
In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress. It is difficult to predict what further actions will be taken that may impact our business including revisions to the IRA and other federal incentives relating to renewable energy.
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
Governments, customers, investors and employees are enhancing their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and increasing. Failure to adequately maintain appropriate ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards, processes and governmental requirements for disclosing sustainability metrics may change over time, resulting in inconsistent data, or could result in significant revisions to our sustainability commitments or our ability to achieve them. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.
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
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability, including the Israel-Hamas conflict (including the disruption of transporting goods through the Suez Canal), further increases in inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. The financial markets and the global economy may also be adversely affected by the impact or anticipated impact of the recent change in the U.S. presidential administration.
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
There currently is a safeguard from most countries tariff on most imported solar modules pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff on solar modules is set at 14.25% until February 6, 2025, at which point it will drop to 14% until February 6, 2026. The prior Section 201 tariff exemption for bifacial modules has been revoked, subjecting bifacial modules to the Section 201 tariff.
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
Our products contain steel and certain steel tariffs imposed pursuant to Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974 are applicable to us. Nextracker products also include proprietary crystalline solar photovoltaic (“CSPV”) modules that sit on each tracker row to power batteries providing electricity to our controller. Such modules are impacted by Section 201 tariffs on solar modules and could be impacted by Section 301 tariffs on solar modules. Such tariffs also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
Under the second Trump administration, trade policies affecting materials and components for our products such as steel or for products used in solar energy projects more broadly, such as solar modules and lithium-ion batteries, are subject to change. Previously, the Biden Administration announced that the Department of Energy and the Department of Commerce (“Commerce”) would closely monitor solar module import patterns to ensure the U.S. market does not become oversaturated and would explore all available measures to take action against unfair practices. Consequently, U.S. trade policies continue to be in flux, and trade policies implemented by the Trump Administration could have an adverse effect on our business, financial condition and results of operations.
On August 18, 2023, Commerce issued final affirmative determinations of circumvention with respect to certain CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the United States during the two-year period prior to June 6, 2024 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
In December 2024, in connection with the circumvention final determination, U.S. Customs and Border Protection (“CBP”) instructed us to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand prior to June 6, 2024, representing 250% of the entered value of such imports. These CSPV modules are Nextracker's proprietary modules that sit on each tracker row to power batteries providing electricity to our controller. CBP based its instruction to make the cash deposit payment due to alleged deficiencies with respect to certifications regarding the imports. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules covered by the circumvention determinations, which are much larger in volume than the number of imports related to the $1 million cash deposits, we could be required to pay additional cash deposits, and these cash deposits could be material and may not be ultimately refunded to us.
AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business either by their applicability to our proprietary module providing back-up power as described above or by adversely impacting the projects. Such impacts may include the timing and economics of customer project delays or cancellations.
Imports of solar modules produced in China or incorporating cells or other materials produced in whole or in part in China may be detained at CBP under the Uyghur Forced Labor Prevention Act (Public Law No. 117-78). To the extent that such detentions occur, solar modules may not reach project sites, which may result in significant delays in the development and entry into operation of solar energy projects.
The ultimate severity or duration of the expected solar panel supply chain disruption or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain. More broadly, recent revisions to U.S. regulations governing AD/CVD proceedings may make it easier for domestic companies to obtain affirmative determinations in such proceedings, which could result in future successful petitions and administrative decisions that limit imports from Asia and other regions. Meanwhile, the Trump Administration has threatened increased tariffs on a variety of products and countries that could affect our business.
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
An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.
Many solar project owners depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, an increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for project owners to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our sales. In addition, we believe that a significant percentage of project owners construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these project owners to seek alternative investments.
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
Cybersecurity attacks designed to gain access to personal, sensitive or confidential information or disrupt our operations are constantly evolving, and high-profile cybersecurity breaches leading to unauthorized disclosure of confidential information, including trade secrets, as well as breaches of personal information, have occurred recently at a number of major U.S. companies, including in the energy, manufacturing and technology sectors. Our or our third-party vendors’ computer systems and networks are potentially vulnerable to cybersecurity attacks and other data security incidents, including among other things, malicious intrusion, computer viruses, ransomware attacks, software errors, defects or bugs, acts of vandalism and theft, denial-of-service attacks, social engineering attacks, phishing attacks, fraud or malice on the part of our employees, contractors or service providers, human error and other system disruptions caused by unauthorized third parties, server malfunctions, software or hardware failures and other similar incidents, any of which may result in the misappropriation, corruption, unavailability, loss, unauthorized access to or release of personal, sensitive or confidential information or data assets or business interruption.
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
The FCPA generally prohibits companies and their intermediaries from making, promising, authorizing or offering improper payments or other things of value to foreign government officials for the purpose of obtaining or retaining business. The FCPA also requires that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. It is possible that our third-party manufacturers, other suppliers, employees, subcontractors, customers, agents or partners may take actions in violation of our policies or applicable anti-bribery laws. Any such violation, even if unauthorized and prohibited by our policies, could subject us to investigations, settlements, criminal or civil penalties or other sanctions, or negative media coverage and cause harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
We may incur obligations, liabilities or costs under environmental, health and safety laws, which could have an adverse impact on our business, financial condition and results of operations.
Our suppliers’ operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. As a result, our suppliers are required to comply with national, state and local laws and regulations regarding the protection of the environment and health and safety. We are also required to comply with general national, state, local and foreign health and safety laws and regulations in every location that we have operations, employees and workers. Adoption of more stringent laws and regulations in the future, including restriction or prohibition on the use of raw materials currently utilized by our suppliers to manufacture products, could cause our suppliers to incur additional costs, which could increase the cost we pay for their products. Moreover, new environmental laws requiring changes to our suppliers’ use of raw materials could adversely impact the quality or performance of products we currently purchase. In addition, violations of, or liabilities under, these laws and regulations by our suppliers could result in our being subject to adverse publicity, reputational damage, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs or other costs. Further, the facilities of our suppliers, including suppliers who manufacture our products, components and materials, are located on properties with a history of use involving hazardous materials, chemicals and wastes and may be contaminated. We may become liable under certain environmental laws and regulations for costs to investigate or remediate contamination at such properties and under common law for bodily injury or property damage claims arising from the alleged impact of such contamination. Liability under environmental laws and regulations for investigating and remediating contamination can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies from the U.S. federal government or relevant foreign authorities, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. For example, in December 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder, naming as defendants us and certain of our officers, for allegedly making false and misleading statements about our business, financial results and prospects, and in January 2025, a derivative action was filed against our directors and certain of our officers based on the same factual allegations. We may be the target of additional litigation of this type in the future as well. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would harm our financial condition and operating results and divert management’s attention and resources from our business.
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
The trading market for our Class A common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, the analysts who publish information about our Class A common stock may have relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in the Form 10-K (the “Distributions”), and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally imposes certain restrictions on Nextracker that could adversely affect the intended tax treatment of the Spin Distribution or the Mergers, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo and the foundations business of SPI. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None.
ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
10.1†	Nextracker Inc. Executive Severance Plan.	X
10.2†	Nextracker Inc. Executive Change in Control Severance Plan.	X
10.3†	Transition and Consulting Services Agreement with L. Schlesinger.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

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

Nextracker Inc.

Date:	January 31, 2025	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)