Form 10-K
period 2025-03-31
Nextracker Inc.
filed 2025-05-22
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on September 27, 2024 (the last day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $5.6 billion.
As of May 12, 2025, there were 146,263,962 shares of the registrant’s Class A common stock outstanding and no shares of the registrant's Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Important factors that could cause actual results, performance or other events to differ materially from our expectations include:
•the demand for solar energy and, in turn, our products;
•competitive pressures within the solar tracker industry;
•competition from conventional and other renewable energy sources;
•variability in our results of operations, including as a result of fluctuations in our customers’ businesses as well as seasonal weather-related disruptions;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy;
•our reliance on our suppliers and any problems with our suppliers or disruptions in our supply chain;
•our ability to rapidly establish U.S. or foreign supplier manufacturing in response to business conditions or criteria for government incentives;
•changes in the global trade environment, including the imposition of import tariffs or bans;
•a further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, impacting the ability of project developers and owners to finance the cost of a solar energy system;

•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment to us;
•defects or performance problems in our products;
•delays, disruptions or quality control problems in our product development operations;
•global disruption related to ongoing global conflicts, including the conflicts between Russia and Ukraine and Israel and Hamas;
•pressure on margins or the availability of solar project financing due to inflation;
•severe weather events, natural disasters and other catastrophic events;
•our continued expansion into new markets;
•our indebtedness;
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
Market and industry data
We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in the section titled “Business.” We have obtained the market data from certain third-party sources of information, including publicly available industry publications and subscription-based publications, including the following:
•Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020
•Lazard Ltd., 2024 Levelized Cost of Energy+ version 17
•Renewables Now, Renewables 2020 Global Status Report, 2020
•Wood Mackenzie Ltd., Global solar Tracker Landscape 2024
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

ITEM 1. BUSINESS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Nextracker,” the “Company,” “we,” “us” and “our” mean Nextracker Inc. and its consolidated subsidiaries.
Our vision
We envision a world powered by renewable energy where clean, affordable power is available to all.
Our mission
Our mission is to be the most trusted and valued renewable energy company by delivering intelligent, reliable, and productive solar power.
Overview
We are a leading solar technology platform provider used in power plants around the world. Our products enable solar power plants to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty countries worldwide, Nextracker offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. We are the global market leader based on gigawatts (“GW”) shipped for nine consecutive years.
The solar tracker market plays a key part in driving the global energy transition by increasing energy production and improving the levelized cost of energy (“LCOE”). The majority of utility-scale projects installed today in mature markets such as the United States, India, Latin America and Australia use solar trackers, and adoption of solar tracker technology continues to grow in developing solar markets such as the Middle East and Africa.
We have developed the next generation of solar trackers that enable rows to move independently, providing further benefits to customers. Our intelligent independent row tracking system incorporates proprietary technology that we believe produces more energy, lowers operating costs, is easier to deploy and has greater reliability compared to linked row, other independent tracker products and fixed-tilt systems. Our TrueCapture® energy yield management system addresses power production shortfalls due to the variability of real-world site conditions.
We have shipped more than 130 GW of our solar tracker systems as of March 31, 2025 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. We are a qualified, preferred provider to some of the largest solar EPC firms and solar project developers and owners in the world.
We were founded in 2013 by our Chief Executive Officer, Dan Shugar.
Industry trends
Growing demand for solar energy production is driven by the increasing cost competitiveness of solar energy and global trends including decarbonization and electrification.
The rise of artificial intelligence (“AI”), which has driven energy demand use in data centers and increasing demands for electrification to help achieve greenhouse gas emissions reductions, has created a significant demand for clean energy production. Electrification refers to electricity replacing other sources for energy consumption, such as the transition to electric vehicles and electric heating. In addition, globally, many countries, industries and firms have been aggressively pursuing decarbonization standards that pledge to increase the percentage of electricity production from renewable energy sources while decreasing use of fossil fuel and nuclear generation.
Solar is the fastest growing segment of the renewable energy sector and has become one of the most cost-effective forms of wholesale energy generation. According to Lazard, from 2009 to 2024, the cost of solar generation fell by 83%.1 Today, solar electricity is competitive with both natural gas and wind and costs significantly less than some conventional generation technologies such as coal and nuclear.
1 Lazard Ltd, 2024 Levelized Cost of Energy+ version 17.

Today’s utility-scale solar plants have evolved from fixed-tilt systems to generally rely on solar tracking technologies that increase electricity generation and improve economics for plant owners by enabling solar panels to rotate and follow the sun’s movement across the sky2. Single axis solar trackers can increase energy yield of solar projects and generate up to 25% more energy than projects that use fixed-tilt, or stationary, panel mounting systems that do not track the sun. The additional cumulative revenue from energy production that trackers provide typically exceeds the incremental cost of using a tracking system, improving the LCOE and providing significant ROI for solar projects.
Our solutions
We provide intelligent, integrated solar tracker and energy yield management systems, foundations and advanced sensor capabilities solutions that use an innovative design approach to enable new capabilities and to expand the viability of trackers across a broader range of topographical and climate conditions.
As part of our mission, we seek to offer low carbon technology solutions and sustainable supply chain initiatives to help drive a clean energy future.
Solar tracking solution portfolio
NX Horizon™ is our flagship solar tracking solution. NX Horizon’s smart solar tracker system delivers what we believe to be an attractive LCOE and has been deployed more than any other tracker in our portfolio. Based on our internal analysis, experience and customer feedback, we believe we generally have an LCOE advantage compared to legacy linked row trackers. NX Horizon’s system mounts a single line of panels along a tracker row. NX Horizon’s reliable self-powered motor and control system, balanced mechanical design and independent-row architecture provide project design flexibility while lowering operations and maintenance costs. With its self-aligning module rails and vibration-proof fasteners, NX Horizon can be easily and rapidly installed. The self-powered, decentralized architecture allows each row to be commissioned in advance of site power and is designed to withstand high winds and other adverse weather conditions. During fiscal year 2025, we executed more than 30 meaningful improvements to NX Horizon, addressing critical needs around cost, compatibility, speed of installation, and long-term reliability. NX Horizon combines several key features that improve performance, reliability and operability compared to competing designs.
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
•Self-powered. Our tracker design includes the placement of a small solar panel on each row that powers the trackers, eliminating the need for more expensive AC power. In addition, our self-powered controller also enables advanced sensor capabilities by collecting and distributing real-time sensor data.
•Terrain following capability. Unlike typical designs that constrain tracker rows to a plane, Nextracker’s NX Horizon-XTR and NX Horizon XTR-1.5 variants conform to a site's natural terrain undulations. NX Horizon-XTR eliminates or reduces the cost and impact of cut-and-fill earthworks, without complex joints or additional components, reduces foundation material, eases permitting, and accelerates project construction schedules while minimizing environmental impact and reducing project risk. NX Horizon-XTR’s ability to significantly reduce earthwork, allows many otherwise infeasible sites to become economically viable for solar trackers. Less earthwork lowers upfront costs and improves scheduling while mitigating environmental impacts to topsoil, natural habitats, native vegetation, and natural drainage features.
2 Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020.

•Embedded sensors and connectivity. Our embedded sensors and wireless mesh network with real-time connectivity enable visibility and system monitoring of critical components and remote maintenance and in certain situations, reduce yield loss by enabling real-time adaptation to site conditions.
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
Since its launch, we have introduced several additional product innovations to complement our core NX Horizon tracker.
In March 2022, we launched NX Horizon-XTR™, our terrain-following tracker designed to expand the addressable market for trackers on sites with sloped, uneven and challenging terrain. NX Horizon-XTR conforms to the natural terrain of the site, reducing or eliminating cut-and-fill earthworks and reducing foundation lengths. These benefits help accelerate construction schedules and make trackers more economically and environmentally viable on difficult sites.
NX Horizon™ Hail Pro™ leverages the inherent features of NX Horizon’s smart solar tracking system, including its balanced design, integrated UPS (uninterruptible power supply), and independent-row architecture. Hail Pro adds automatic stowing using weather service information, hail readiness services, and where desired, Hail Pro-75™ for stowing at up to 75 degrees for locations subject to extreme hail. In fiscal year 2025, we added automated functionality that enables intelligent, site-specific protection against severe weather events, including in the event of a grid outage. These enhancements underscore our commitment to mitigating climate-related risks for asset owners and operators.
In April 2024, we launched NX Horizon™ Low Carbon, the industry’s first solar tracker solution with a reduced carbon footprint, which means less embodied carbon dioxide equivalent greenhouse gas emissions compared to our traditional offshore-produced tracker. Initially offered in the U.S. market, our flagship NX Horizon solar tracker system is offered with locally sourced materials, including the use of the electric arc furnace (EAF) manufacturing, recycled steel, and logistics strategically located near project sites. Third-party verified Life Cycle Assessment (LCA) methodology provides our customers with documentation on reductions in carbon footprint, land use, water consumption and other metrics associated with the entire lifecycle, including sourcing, manufacturing, delivery, and operation of solar trackers.
TrueCapture®
TrueCapture, NX Horizon’s energy yield management system, addresses power production shortfalls due to the variability of real-world site conditions. While linked-row tracking systems angle all rows in an identical direction facing the sun, TrueCapture leverages NX Horizon’s independent-row architecture and advanced sensors, and adds as-built topographical calibration and real-time site conditions data to ensure the energy gain entitled by tracking is delivered for all in-field conditions. Validated by leading independent engineering firms, TrueCapture is proven to effectively account for topography, row-to-row height variations and diffuse irradiance conditions, typically reducing energy losses between 1-2%.
Zonal Diffuse expands on TrueCapture’s yield management and is a tracking function that mitigates energy yield loss during rapidly changing irradiance conditions. This technology includes additional high spatial resolution sensing that enables the trackers to efficiently adapt to variations in cloud cover across the entire power plant. Zonal Diffuse complements TrueCapture’s terrain-adaptive row-to-row tracking mode and Split Boost, an energy yield management feature for half-cell modules.
NX Foundation Solutions
In fiscal year 2025, Nextracker expanded its portfolio by launching NX Foundation Solutions, a comprehensive suite of solar foundation technologies and services designed to optimize solar project installations across diverse soil conditions. This includes the introduction of NX Anchor™, a solar tracker foundation system designed to facilitate solar project development in challenging soil conditions like soft, expansive and frost-heave soils. NX Anchor and other NX Foundation Solution offerings help streamline project timelines, reduce costs, and improve safety while minimizing environmental impact, particularly on challenging terrain. Moreover, NX Foundation Solutions was further strengthened through the acquisitions of Ojjo, Inc. (“Ojjo”) and Solar Pile International’s (“SPI”) foundation businesses. NX Foundation Solutions allow trackers to be installed in a wider range of locations, such as those with hard rock soil. The solution set incorporates a full suite of services including geotechnical reviews, foundation design, equipment selection, and installation support, along with advanced installation equipment like the NX Truss Driver™.
Risk Mitigation and Operability Solutions
We also offer solutions to improve the resilience and operability of our tracking solutions. These solutions are licensed on a separate basis and integrated with our tracker products, leveraging the embedded sensors, communication and control capabilities in these solutions. When we develop new system features, we can provide these capabilities to both our customers’ existing installed fleet as well as new projects. Through innovation, we have been able to improve solar plant resiliency and operability over time, providing differentiated benefits to our customers.
NX Navigator assists solar power plant owners and operators in monitoring, controlling and protecting their solar projects. An intuitive dashboard helps plant managers to precisely visualize real-time operational data at the site, subfield and individual tracker levels. In addition, NX Navigator’s safety features include single click Hurricane/Typhoon Stow and Hail Stow modes, both of which quickly command solar trackers to rotate to maximum tilt positions towards user selected stow direction, in response to inclement weather and significantly reduce the risk of damage to the solar panels.
Electrical Balance of Systems (eBOS) Solutions
In May 2025, we announced the acquisition of U.S.-based Bentek Corporation ("Bentek"), an industry pioneer and manufacturer of electrical infrastructure components that collect and transport electricity from solar panels to the power grid. The acquisition combines Bentek’s engineered, pre-assembled eBOS solutions with Nextracker’s world-class solar tracker platform, providing customers streamlined procurement and project logistics from a single source. The eBOS products will be offered as standalone, industry-compatible components for both trackers and fixed tilt systems, as well as in formats optimized for use in integrated NX Horizon™ system solutions. Bentek’s U.S. fabrication footprint further enhances Nextracker’s strong domestic supply chain position. The acquisition continues Nextracker’s strategy of incorporating complementary technologies into the Nextracker’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
Benefits of our solution
We approach tracking with a holistic and forward-thinking view toward increasing solar power plant energy production levels while decreasing operating and maintenance costs. Our trackers provide high levels of performance and operability and improve over time through our separately licensed TrueCapture and NX Navigator solutions. We see trackers as not only a physical mounting and rotating platform for solar panels, but also as a nexus of intelligent control for the entire solar plant. Our innovative approach provides the following significant competitive advantages:
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
•TrueCapture capabilities. TrueCapture reduces the energy production gap between modeled and real-world tracker performance by adjusting tracker rows based on topography, sun position, solar irradiance, and PV panel technology. Its advanced sensors and as-built topographic calibration enable the tracker equipment to more accurately realize its intended energy production benefits.
•NX Navigator operability and weather mitigation capabilities. NX Navigator facilitates plant operability and resilience. It provides utility-scale solar plant owners another layer of monitoring and control, allowing owners to proactively manage yield and enable reliable operation across a wide range of severe weather conditions. NX Navigator’s next-generation advanced remote monitoring capabilities maintain tracker equipment health and availability while its onsite active controls offer safety defense, and extreme weather risk mitigation. For example, NX Navigator provides rapid stowing modes to reduce risk of damage from hail and a feature that automatically puts the panels into stow position shortly after a loss of utility power.

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
•Future upgradability. We take an innovative approach to ‘future proofing’ the performance of our trackers over time, enabling the release of improved features and capabilities to both legacy and new solar projects via future enhancements and new products.
•Superior production for bifacial solar panels. Our tracker platforms are designed to optimize production from bifacial solar panels. Bifacial panels capture sunlight on both their front and back sides and are increasingly adopted in utility-scale projects. Our architecture is designed to mitigate obstructions that can block reflected light from reaching the back side of the panels.
Customers
Our large and diversified customer base consisted of over 240 active customers across more than forty countries as of March 31, 2025. Customers and owners of our products include many of the largest and most successful companies in the industry. Our EPC customers often build multiple projects at a time for their customers and purchasing decisions are typically made on a per-project basis. A small number of customers deploy our products for ground-mounted distributed generation projects such as powering the customers’ buildings or facilities. For fiscal year 2025, we derived 69% of our revenue from projects in the U.S. and 31% from projects in international markets.
In fiscal year 2023, we began our Volume Commitment Agreement ("VCA") program, which consists of signed contracts with developers, plant owners, and EPCs comprising multiple projects typically to be deployed over multiple years. At the end of fiscal year 2025, our backlog was over $4.5 billion and included project-specific purchase orders and VCAs comprising multiple specific projects. We define backlog as executed EPC or VCA contracts or purchase orders with deposits of cash paid or financial equivalents, identified named project sites, product and volume requirements, and ship dates.
Sales and marketing
Our sales and marketing strategy is focused on building long-term relationships with key parties involved in developing, building, owning and maintaining utility-scale solar projects. We educate those parties on the benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance and advanced sensor capabilities compared to competing products. We leverage a variety of techniques to build awareness of and communicate our value propositions, including comprehensive digital marketing campaigns, independent studies, white papers, training programs, thought leadership seminars and participation in industry conferences and events. We sell systems both on an individual project basis and through long-term master supply agreements.
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
In the United States, we maintain dedicated sales staff principally in California and Tennessee, providing coverage across an expansive geographic market. Our international sales representatives are located in Spain (Madrid and Seville), Australia (Manly), Mexico (Mexico City), India (Hyderabad), United Arab Emirates (Dubai), the Kingdom of Saudi Arabia (Riyadh) and Brazil (São Paulo). Sales employees in Madrid, Manly, Mexico City, Hyderabad and São Paulo are supplemented by regional project engineering and project management staff with significant local expertise. These regional teams leverage deep understanding of local jurisdictions, regulations, language and culture, and location-specific installation considerations of each project to foster customer success.
Several international offices complement our U.S. headquarters with supply chain, operations and R&D support. Our Hyderabad, India office had over 400 employees across sales, engineering, project management and corporate support functions as of March 31, 2025. This office serves not only as a regional hub to support deployments in South Asia and the emerging Middle East and Africa markets, but also as an independent R&D center, including a recently inaugurated Center for Solar Excellence, that conducts parallel technology development alongside our U.S. headquarters, accelerating time-to-market for new features and products.
Research and development
We commit significant resources to our research and development efforts in order to maintain and extend our differentiated technology and innovation leadership and to enhance value for our customers.
We operate state-of-the-art product testing facilities to conduct functional and reliability testing for both individual components and complete system architectures. Approximately 7,800 square feet of laboratory space is dedicated to rapid prototyping and mechanical, electrical and environmental analysis of our products. We operate three Centers for Solar Excellence. Our Fremont, California headquarters is the site of our first Center of Solar Excellence which comprises a six-acre outdoor facility serving as a collaborative technology showcase and research facility, enabling our engineering teams and technology partners to develop, test and commercialize proprietary technologies in a real-world power plant setting. This facility is co-located with our core engineering personnel and allows us to accelerate time-to-market for new products. In October 2024, we inaugurated India’s first Center for Solar Excellence in Hyderabad, India, featuring a 13-acre facility with a goal to advance solar tracker technology, further accelerating the region’s energy transition. In addition, we launched a Center for Solar Excellence in São Paulo, Brazil in 2022.
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
We believe we lead the industry in R&D related to severe weather mitigation and have pioneered work in dynamic wind force analysis in collaboration with leading engineering firms. Our groundbreaking wind-tunnel studies led to the characterization of phenomena such as vortex shedding and influenced tracker wind-protection strategies throughout the industry. Similarly, to understand hail damage risk, we worked with third-party labs to develop protection strategies which ultimately informed our NX Navigator tool. We have a team with significant experience in the solar tracking industry from a number of engineering fields, including electrical, civil and mechanical. As of March 31, 2025, we had over 300 employees in R&D, inclusive of engineers, data scientists, and other related functions.
Our R&D efforts extend beyond the tracker and include initiatives related to the integration of other power plant components to reduce costs and improve performance, availability and dispatchability. The team has successfully extended our core technologies to offer superior integration with energy storage systems as they become prevalent.

Intellectual property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. As of March 31, 2025, we had 262 issued U.S. patents, 385 granted non-U.S. patents and 578 U.S. and non-U.S. patent applications pending, including provisional patent applications pending in the U.S. and pending applications across our product portfolio. Our U.S. issued patents are scheduled to expire between 2025 and 2049. Our patents cover the broad range of our solutions, including mounting, assemblies, software, methods and other solar tracker-related technologies.
In addition to patent protections, we rely on trade secret laws in the U.S. and similar laws in other countries to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce.
We also use confidentiality agreements and other contractual arrangements to protect our intellectual property. Our policy is for our employees to enter into confidentiality and proprietary information agreements to address intellectual property protection issues and to assign to us all of the inventions, designs and technologies they develop during the course of employment with us. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans. We may not have entered into such agreements with all applicable personnel, customers and partners, and, in the case of proprietary information agreements, such agreements may require additional documentation to assign any proprietary information to us. Moreover, such individuals or entities could breach the terms of such agreements. See Item 1A—Risk Factors—“If we fail to, or incur significant costs in order to, obtain, maintain, protect, defend or enforce our intellectual property, our business and results of operations could be materially harmed” for more information regarding other risks related to intellectual property.
Government incentives
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates and other financial incentives. The range and duration of these incentives varies widely by geographic market. The market for grid-connected applications, where solar power is sold into organized electric markets or under power purchase agreements, often depends in large part on the availability and size of these government subsidies and economic incentives. However, the current legislative and regulatory environment, especially at the federal level, relating to these programs is subject to ongoing change, and current incentives could be retained, modified, reduced, or eliminated. Developments such as new or expanded tariffs, proposed Congressional bills, if enacted, changes to the tax credit incentives in the Inflation Reduction Act of 2022 ("IRA"), shifts in policy priorities, or changes in government leadership may negatively impact the availability and stability of these incentives.
United States federal incentives
Historically, the most significant incentive program for our business has been the investment tax credit ("ITC") for solar energy projects. The ITC allows a taxpayer to offset its federal income tax liability by a percentage of its eligible cost basis in a solar energy system put to commercial use. Additionally, federal incentives related to the production of domestic content have provided additional incentives as further described below.
The IRA made significant changes to the federal incentives available to solar energy projects, including the ITC under Section 48 of the Internal Revenue Code (the “IRC”) for certain energy projects. As a result of changes made by the IRA, United States taxpayers may be entitled to a 30% ITC for certain qualifying projects placed in service after 2021 and increased further to 40% for projects placed in service after 2022 that satisfy certain “domestic content” requirements. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC has changed in the past and is subject to change in the future, particularly under the new U.S. presidential administration.
Under the IRA, investments in certain solar projects may qualify for a domestic content bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41, which includes a “safe harbor” that taxpayers may use to classify certain components of solar projects and for the purpose of qualifying for the domestic content bonus credit. On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08, which introduced an updated elective safe harbor. Generally, for a qualified facility or energy project to qualify for a domestic content bonus, the project must include specified amounts of U.S.-manufactured iron, steel and manufactured products and be able to substantiate that content and its country of manufacture.
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
On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on the advanced manufacturing production credit under Section 45X of the IRC (the “Section 45X Credit” or "45X Credit"), which is a per-unit tax credit that is earned over time for each clean energy component domestically produced and sold by a manufacturer.
On October 28, 2024, the U.S. Treasury Department and the IRS published final Treasury regulations (the “45X Treasury regulations”) regarding the Section 45X Credit, which became effective on December 27, 2024. The 45X Treasury regulations retain the same basic structure as the proposed Treasury regulations issued on December 15, 2023, with certain revisions. In particular, the 45X Treasury regulations confirm that torque tubes and structural fasteners, including several used in our trackers, may qualify as eligible components.
The amount of the Section 45X Credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to 87 cents per kilogram and $2.28 per kilogram, respectively, through the end of 2029.
The Section 45X Credit amount will be reduced by 25% of these amounts in each of calendar years 2030, 2031 and 2032. In calendar year 2024, our eligible U.S. manufacturing suppliers availed themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and fasteners. Beginning in calendar year 2025, in certain circumstances we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the regulations promulgated pursuant to Section 45X of the IRC.
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 (the “Clean Electricity Treasury regulations”) regarding the clean electricity production credit under Section 45Y of the IRC, established by the IRA, (the “Section 45Y Credit”), with respect to qualified facilities and the clean electricity investment credit under Section 48E of the IRC, established by the IRA, (the “Section 48E Credit”), with respect to qualified facilities, that are placed in service after 2024. The Section 45Y Credit and Section 48E Credit provide incremental tax credits for U.S. solar projects satisfying domestic content requirements similar to the ITC and PTC. These incentives are subject to various qualification requirements and phase outs, which may adversely affect demand for our solar products.
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
Manufacturing
We utilize a ‘capex-light’ manufacturing model, in which most components, including steel parts, are produced by outside qualified vendors through contract manufacturing arrangements. As of March 31, 2025, total global manufacturing capacity was approximately 1,500 MW per week, enabling the support of approximately 80 GW of annual shipments. By outsourcing most of our product manufacturing, we achieved this global capacity with close to no capital investment.
As of March 31, 2025, we had contract manufacturing arrangements with more than 90 facilities located in 19 countries across five continents. This supply chain diversity reflects unique strategies for each of our key global customer markets, optimizing landed costs and lowering risk. We intend to continue to expand our manufacturing footprint to further enable local content in the markets we service.
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
Our U.S. supply chain approach has been to secure raw material supply commitments with steel mills located in various regions of the U.S. The steel coils produced by such mills are transferred directly to manufacturing suppliers, also known as fabricators, with whom we have established contract manufacturing agreements to produce finished tracker parts such as our primary component torque tubes. We currently have contracts to provide us with a total annual capacity of more than 40 GW of manufacturing for our primary components. More than 25 U.S. fabricators currently manufacture various tracker components. We have prioritized geographic location as a key criterion for U.S. fabricator selection, resulting in a regionally distributed network of manufacturing facilities that are often co-located with or near U.S. mills where steel is melted, processed and coated domestically. This minimizes material handling costs between production steps while reducing transportation costs and delivery times to regional customer project sites.
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
To reduce material movement and inventory, we prioritize drop-shipping all components manufactured by our vendors directly to customer sites. This allows us to minimize warehousing of finished goods inventories, which are used mainly for contingency purposes and warranty replacements. We lease approximately 100,000 square feet of warehouse space across various global facilities, including California, Tennessee and Spain.

Competition
Our solutions are specialized products that are specific to the solar industry. The expertise required to design trackers and customers’ reluctance to purchase products from new entrants with a limited history has resulted in a bifurcation of providers based on their track record with major customers. Our principal competitors are Array Technologies, GameChange Solar, PV Hardware, Arctech Solar, TrinaSolar Co., Ltd. and Shoals Technologies Group. We also compete with smaller market participants in various geographies. From time to time, we compete indirectly with manufacturers of fixed-tilt systems in certain emerging markets.
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
Nextracker is committed to fostering, cultivating and preserving a merit-based culture where employees thrive. We work together in an open, collaborative environment that offers autonomy and flexibility, engages employees intellectually, and allows for camaraderie and team building.
The Nominating, Governance and Public Responsibility Committee (“NGPRC”) of our Board of Directors oversees our ESG strategy and the ESG executive council provides periodic updates to the NGPRC on progress. In addition, we maintain an ESG executive council and a cross-functional ESG steering committee led by our ESG Director to drive our sustainability strategy and initiatives. Our ESG team meets regularly with the executive leadership team, executive council, and the ESG steering committee to review our strategy, program and progress.
We launched our inaugural sustainability report in October 2024 which was a major milestone in cementing our commitment to sustainability. The report was built on the foundation blocks of developing an ESG strategic framework which was further drawn from the results of our first ever completed materiality assessment3. The report also marks Nextracker’s first independent alignment with the Sustainability Accounting Standards Board (“SASB”) standards for the Electrical and Electronic Equipment Industry and reflects our adherence to the United Nations Sustainable Development Goals.
We have further committed ourselves to setting future sustainability targets, including long-term, company-wide emissions reductions aligned with climate science and the Science Based Targets initiative.
In addition, we also achieved an ISO 14001 certification for our headquarters location in Fremont and adopted policies such as the Human Rights Statement, Responsible Minerals Policy and Environmental Policy to support our ESG program holistically.
3 For purposes this assessment, we used the Global Reporting Initiative (GRI) definition of materiality.

Privacy and Data Protection Laws and Regulations
We are or may become subject to a variety of federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy and data protection. For example, in the United States, at the federal level, Section 5 of the Federal Trade Commission Act prohibits unfair or deceptive practices in or affecting commerce, which extends to privacy and data protection practices. There is also discussion in Congress of new federal privacy and data protection laws to which we may become subject if enacted. At the state level, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, requires companies that process information relating to California residents to implement stringent data protection measures and to make disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. Similar laws have passed in a number of other states and additional privacy and data protection laws have been proposed as well. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
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
Human capital
As of March 31, 2025, we had approximately 1,300 full-time employees. Our employees span eight offices globally, including over 300 employees in technical, development or engineering roles. We frequently hire sales, engineering, operational and corporate support staff in countries outside the U.S. in order to better and more efficiently support our regional customers’ solar projects and supply chain activities. As of March 31, 2025, approximately 44% of our employees were based in the U.S., approximately 31% of our employees were based in India and the remainder of our employees were based in other international offices. To a lesser extent, we also use contract workers retained through third-party agencies.
Talent management
We foster a culture that values global perspectives, meritocracy, collaboration and inclusion. Our strength lies in the talent, dedication and unique viewpoints of every employee. To support an inclusive work environment, we provide clear communication, training and resources through our global learning platform. Inclusivity training is part of our onboarding process, and a global Head of Talent Management reports to our Chief Human Resources Manager to lead employee growth and engagement strategies.
We believe in a meritocracy, where employees are recognized and rewarded based on their contributions, performance, and potential. This principle guides our approach to talent management and supports our pay-for-performance philosophy. Meritocracy helps ensure that decisions around compensation, promotions and development are grounded in fairness, consistency and objective performance data. This principle fosters trust in our processes and motivates employees to grow, perform and contribute meaningfully to our collective success.
We prioritize ongoing growth through learning opportunities, dynamic assignments, and leadership development. Employees manage their career paths through annual performance reviews, supported by regular manager check-ins and feedback.
We have also established global Employee Resource Groups (“ERGs”), which are open to all employees and help build community while supporting inclusive programs and employee-led events.

We encourage open feedback through leadership engagement, town halls and employee surveys to continually enhance the employee experience.
Fair wages and benefits
Our total rewards packages are designed to be competitive in the markets in which we operate and are linked to company results and employee performance. We are subject to certain domestic and foreign employment laws regarding wage and benefit requirements. In addition, all of our employees in Spain and Brazil, which together represented approximately 15% of our workforce as of March 31, 2025, are covered by local collective bargaining agreements.
Wellness, health and safety
Providing a safe environment for our employees to thrive is one of our core values. We promote a safety culture through health and safety management systems that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Our safety management system was certified compliant with the global ISO 45001 standard in 2024.
We build awareness and share specific information about safety with employees around the world through a number of pathways. Our staff are trained to be competent and to do their jobs safely, and we offer extensive safety training for those that need additional protocols. We offer a range of internal and external safety trainings, ranging from basic safety on-boarding training for all staff, to highly specialized technical safety training for certain roles, e.g. electrical safety or hazardous materials handling.
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
Available Information
We are required to file annual, quarterly and current reports and other information with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://

investors.nextracker.com/financials/sec-filings, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our website, the SEC’s website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K.
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
•The reduction, elimination or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
•International regulation of and incentives for solar projects vary by jurisdiction and may change or be eliminated.
•Changes in the global trade environment, including the imposition of import tariffs and wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.
•Economic, political and market conditions can adversely affect our business, financial condition and results of operations.
•If we do not maintain environmental, social and governance (“ESG”) practices and disclosures that meet the expectations of customers, regulators, employees, and investors, our relationships with these stakeholders could suffer, which could adversely affect our business and financial results.
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
•An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.
•An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.

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
•Cybersecurity or other data security incidents could materially impact our operations, financial performance, and reputation.
•Failure to comply with current or future federal, state, local and foreign laws, regulations, rules and industry standards relating to privacy and data protection could adversely affect our business, financial condition, results of operations and prospects.
•We may experience delays, disruptions or quality control problems in our product development operations.
•Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
•Uncertainty in the development, adoption, integration, deployment and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
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
•We use “open source” software, and any failure to comply with the terms of one or more open source licenses could adversely affect our business, financial condition and results of operations.
•We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus and if we are unsuccessful in converting such project leads into binding purchase orders, our business, financial condition and results of operations could be materially adversely affected.
•Our growth depends in part on the success of our strategic relationships with third parties on whom we rely for new projects and who provide us with valuable customer feedback that helps guide our innovation.
•We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
•Failure by our manufacturers or our component or raw material suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business, financial condition and results of operations.
•We could be adversely affected by any violations of the FCPA and other foreign anti-bribery laws.
•We may incur obligations, liabilities or costs under environmental, health and safety laws, which could have an adverse impact on our business, financial condition and results of operations.
•Fluctuations in foreign currency exchange rates could increase our operating costs and impact our business.
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
In addition, part of our strategy is to continue to grow our revenues from international markets. Any new geographic market could have different characteristics from the markets in which we currently sell products, and our ability to compete in such markets will depend on our ability to adapt properly to these differences. We may also face competition from lower cost providers in any new markets we enter, which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, and prospects.
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

The reduction, elimination or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
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
The IRA made significant changes to the federal income tax credits available to solar energy projects, including the ITC under the IRC for certain energy property. One such change created the Section 45X Credit. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC has changed in the past and is subject to change in the future. The IRA itself may be repealed or amended, including with respect to the ITC (and its successor “tech neutral” credit) and the Section 45X Credit (described below), particularly under the new U.S. presidential administration and U.S. Congress, in a manner which materially adversely affects our business, results of operations and financial condition. The Senate passed an amended budget resolution on April 5, 2025, followed by the House budget resolution passing on April 10, 2025. The concurrent budget resolution allows Congress to progress tax and spending legislation, which may impact federal incentives, including the ITC.
Under the IRA, investments in certain solar projects may qualify for a domestic content bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41, which includes a “safe harbor” that taxpayers may use to classify certain components of solar projects and for the purpose of qualifying for the domestic content bonus credit. On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08, which introduced an updated elective safe harbor. Generally, for a qualified facility or energy project to qualify for a domestic content bonus, the project must include specified amounts of U.S.-manufactured iron, steel and manufactured products and be able to substantiate that content and its country of manufacture.
In 2024, the U.S. Treasury Department and the IRS issued final Treasury regulations on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC.
On December 15, 2023, the U.S. Treasury Department and the IRS issued a notice of proposed rulemaking and public hearing providing initial guidance on the Section 45X Credit, which is a per-unit tax credit that is earned over time for certain clean energy components domestically produced and sold by a manufacturer.
On October 28, 2024, the U.S. Treasury Department and the IRS published the 45X Treasury regulations regarding the Section 45X Credit, which became effective on December 27, 2024. The 45X Treasury regulations retain the same basic structure as the proposed Treasury regulations issued on December 15, 2023 with certain revisions. In particular, the 45X Treasury regulations confirm that torque tubes and structural fasteners, including several used in our trackers, may qualify as eligible components.
The amount of the Section 45X Credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to 87 cents per kilogram and $2.28 per kilogram, respectively, through the end of 2029.
The Section 45X Credit amount as scheduled in current law will be reduced by 25% of these amounts in each of calendar years 2030, 2031 and 2032. In calendar year 2024, our eligible U.S. manufacturing suppliers availed themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and fasteners. Beginning in calendar year 2025, in certain circumstances, we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the 45 Treasury regulations.
In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may also be allowed to elect to receive a production tax credit (“PTC”) under Section 45 of the IRC for qualified solar facilities if the construction began before January 1, 2025 and the facility is placed in service for federal income tax purposes after 2021.

The PTC is available for electricity produced by a qualifying solar project and sold to unrelated persons during the ten years following the qualifying solar project’s placement in service and is equal to an inflation-adjusted amount for every kilowatt-hour of electricity produced by a qualifying solar project and sold to unrelated persons. The inflation-adjusted amount is updated annually. The available credit amount is increased by up to 10% if the domestic content requirements described above are satisfied.
Under the IRA, for certain qualifying projects that begin construction and are placed in service after 2024, each of the ITC and PTC are replaced by similar “technology neutral” tax credit incentives, but also require that projects satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. Taxpayers that began construction on energy projects or facilities that qualify for the ITC or PTC prior to 2025 may choose to claim the ITC, PTC, or one of the “technology neutral” tax credits in respect of the project assuming that certain continuous construction requirements are met. The technology neutral tax credits are generally available for projects that begin construction prior to 2034 or, if later, the year in which national greenhouse gas emissions are reduced below a threshold amount. Following that time, the technology neutral tax credits will become subject to a three-year phase-out schedule.
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 (the “Clean Electricity Treasury regulations”) regarding the Section 45Y Credit with respect to certain qualified facilities and the Section 48E Credit with respect to certain qualified facilities.
While the IRA and related tax credit rules are intended to encourage investments in new solar projects, the impact they will have on our results of operations is unclear. We have invested in developing a supply chain and U.S. manufacturing footprint to allow us to sell customers a solar tracker that we believe complies with the domestic content requirements. If the domestic content requirements are re-interpreted or if the IRS regulations are revised to remove or reduce the Section 45X Credit, our business would be adversely affected. In addition, we may not have an adequate supply of tracker products satisfying the domestic content requirements to meet customer demand. Compliance with domestic content requirements may significantly increase our record-keeping, accounting and production costs. As a result of these risks, the domestic content requirements may have a material adverse impact on our U.S. sales, business and results of operations.
The U.S. Treasury Department has provided certain guidance on the domestic content requirements; however, further clarifications may be forthcoming, and it is possible customers may impose certain domestic content requirements on us as a result.
If we or our customers are unable to satisfy or cure respective prevailing wage and apprenticeship requirements under the IRA, for projects that establish the beginning of construction on or after January 29, 2023, the tax credits available to the customers will be lower than the credits available prior to the IRA. If we or a significant portion of our customers are unable to satisfy prevailing wage and apprenticeship requirements under the IRA, demand for our tracker products may be adversely impacted by the reduced tax credits available to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, future legislative enactments or administrative actions could limit, amend, repeal or terminate IRA or other incentives that we currently hope to leverage. Any reduction, elimination, or discriminatory application or expiration of the IRA may materially adversely affect our future operating results and liquidity.
Changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the IRA. In particular, it is anticipated that Congress will shortly consider U.S. federal income tax legislation that may impose a foreign entity of concern (“FEOC”) restriction to IRC Section 45X and perhaps other tax credits. It is not yet clear what such legislation will require or whether it will include a FEOC restriction. Should any section of the IRC be amended to include a FEOC restriction, it is also not known how the U.S. Treasury Department might clarify any such restriction through interpretative guidance or which countries would be identified as nations of concern in this context. Accordingly, the imposition of FEOC restrictions in respect of any of IRC Sections 45, 45Y, 48, 48E, or 45X may increase our production costs.
In addition, federal, state, local and foreign government bodies have implemented additional policies that are intended to promote or mandate renewable electricity generally or solar electricity in particular. For example, many U.S. states have adopted procurement requirements for renewable energy production and/or a renewable portfolio standard (“RPS”) that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, including utility-scale solar power generation facilities, by a specified date. While the recent trend has been for jurisdictions with RPSs to maintain or expand them, there have been certain exceptions and there can be no assurances that RPSs or other policies supporting renewable energy will continue. Proposals to extend compliance deadlines, reduce renewable requirements or solar set-asides, or entirely repeal RPSs emerge from time to time in various jurisdictions. Reduction or elimination of RPSs, restrictions or prohibitions imposed on solar projects, as well as changes to other renewable-energy and solar-energy policies, could reduce the potential growth of the solar energy industry and materially and adversely affect our business.
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015 Paris Agreement on climate change mitigation following changes in administration between U.S. Presidents Obama, Trump and Biden. To start his second term, U.S. President Trump signed numerous executive orders including for the U.S. to again withdraw from the Paris Climate Treaty, to expedite deregulated oil and gas drilling, and revoke executive orders and actions from the previous administration related to, among other things, the implementation of the energy and infrastructure provisions of the IRA. Additionally, under President Trump, the U.S. Department of the Interior implemented a 60-day pause on new renewable energy projects on public land or in public waters which began on January 20, 2025. This pause, or a similar pause, on renewable energy project development, particularly if extended, could delay the timing of projects and could have a material adverse impact on our business, financial condition and results of operations.
In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures,” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress. It is difficult to predict what further actions will be taken that may impact our business including revisions to the IRA and other federal incentives relating to renewable energy.
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
Changes in the global trade environment, including the imposition of import tariffs and wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials and components for our products such as steel or low-power solar modules, electrical equipment, or for products used in solar energy projects more broadly, such storage batteries and solar modules. The U.S. government has recently imposed additional, new, or higher tariffs on certain products from China and China has responded by imposing additional, new, or higher tariffs on certain products imported from the United States.

On April 2, 2025, President Trump announced a new reciprocal tariff regime intended to reciprocate other countries’ tariffs and trade barriers. The new U.S. regime consists of a universal 10% tariff rate on almost all trading partners and higher country-specific reciprocal tariff rates on 57 countries. On April 9, 2025, President Trump suspended implementation of the country-specific reciprocal tariffs on all countries other than China for 90 days, such that as of April 9 imports from most countries are subject only to the baseline 10% tariff, with China alone subject to a much higher reciprocal tariff.
As of April 10, 2025, there is a 145% reciprocal tariff on imports of most China-origin products, with limited exceptions. These reciprocal tariffs generally are additive to other tariffs on various solar energy-related products.
As of March 12, 2025, there are 25% import tariffs on all imports of steel and aluminum products (including “derivative” products), with limited exceptions for products imported from Canada and Mexico, imposed under Section 232 of the Trade Expansion Act of 1962. These steel and aluminum tariffs are not additive to the reciprocal tariffs on China-origin products but are additive to tariffs of 25% on many Chinese steel products currently imposed under Section 301 of the Trade Act of 1974. Our products contain steel some of which is sourced from outside the United States. As a result, steel tariffs could impact our costs and our gross margins and result in interruptions in the steel supply chain.
Imports of solar modules from most countries currently face a 14% tariff pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff on solar modules is currently scheduled to terminate on February 6, 2026. There also are tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974. Section 301 tariffs on Chinese solar cells and modules are currently 50%, and Section 301 tariffs on parts of lead-acid storage batteries (including separators thereof) are currently 25%. Effective January 1, 2026, Section 301 tariffs on Chinese lithium-ion non-EV batteries are scheduled to increase to 25%. Nextracker products include proprietary crystalline solar photovoltaic (“CSPV”) modules that provide off-grid power to our controllers located either on each tracker row or weather stations at the project site. Such CSPV modules are impacted by Section 201 tariffs on solar modules and, if sourced from China, could be impacted by Section 301 tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
On August 18, 2023, Commerce issued final affirmative determinations of circumvention with respect to certain CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determinations that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Entries prior to June 6, 2024, back to April 1, 2022, could be subject to China AD/CVD duty liability if the proper certifications justifying non-payment of cash deposits at the time of entry were not submitted. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
In April 2025, Commerce also issued final affirmative AD/CVD determinations covering CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam not covered by the August 18, 2023 circumvention determinations. Combined AD/CVD cash deposit requirements associated with these new proceedings range from 15% to over 3,000%.
In December 2024, in connection with the August 2023 circumvention final determination, U.S. Customs and Border Protection (“CBP”) instructed Nextracker to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. These CSPV modules are Nextracker's proprietary modules that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. CBP based its instruction to make the cash deposit payment on alleged deficiencies with respect to certifications that were to accompany the imports. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules covered by the circumvention determinations, which are much larger in volume than the number of imports related to the $1 million cash deposits, we could be required to pay additional cash deposits, and these cash deposits could be material and may not be ultimately refunded to us. Nextracker is taking steps which seek to prevent or mitigate the effect of further retroactive cash deposit requirements.

AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business either by their applicability to our proprietary module providing power to our controllers as described above or by adversely impacting the projects. Such impacts may include the timing and economics of customer project delays or cancellations.
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
The ultimate severity or duration of any solar panel supply chain disruption due to CBP detentions or otherwise and or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain. More broadly, recent revisions to U.S. regulations governing AD/CVD proceedings may make it easier for domestic companies to obtain affirmative determinations in such proceedings, which could result in future successful petitions and administrative decisions that limit imports from Asia and other regions.
In addition, as described above, the Trump Administration has increased tariffs on a variety of products and countries that could materially affect our business. Although we continue to evaluate the impact of these tariffs on our business, we expect that these tariffs will result in higher costs to acquire the materials and components used in our products, such as steel, steel derivative products and CSPV modules. If an environment of significantly increased U.S. tariffs and trade restrictions, together with retaliatory tariffs from other countries, continues or further escalates, the global economy could be adversely affected, including through higher costs, higher interest rates or lower demand for energy, any of which could materially affect our business, financial condition, results of operations, and prospects. In addition, we export products manufactured in the United States to projects outside of the United States, which exposes our business to reciprocal tariffs imposed by other countries in retaliation for the new U.S. tariffs. Such reciprocal tariffs, if applicable to our products, could adversely affect the demand for our products or make us less competitive in those countries.
Existing tariffs and duties, the possibility of additional or increased tariffs or duties in the future, and the detention by CBP of solar modules all have created uncertainty in the solar industry. If the price of solar systems increase, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand for solar systems, which in turn may decrease demand for our products.
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
For example, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. Conversely, if steel prices decline, customers may demand lower prices and our competitors’ responses to those demands could result in lower sale prices or lower sales volume and, consequently, negatively affect our profitability. A significant portion of the steel used to produce our products is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, global steel capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties, tariffs and foreign currency exchange rates. The volatility in the availability and cost of steel may impact our business. Imports of China-origin steel currently are subject to 145% reciprocal tariffs and 25% Section 301 tariffs, meaning that such imports ultimately are subject to 170% tariffs. Imports of steel and many steel derivative products from other countries are subject to a 25% tariff (with limited exceptions for Canadian and Mexican products). Accordingly, ongoing trade disputes, unpredictable tariff policies and uncertainty with respect to the potential for such policy changes may increase procurement costs or restrict access to necessary materials for our products, like steel, potentially leading to disruptions with our suppliers or in our supply chain. We continue to evaluate the potential impact of the imposition of the announced tariffs to our business and financial condition, but we expect that these tariffs will significantly increase our costs.
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes or at sufficiently high-quality levels or to renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. In addition, we may enter into exclusive arrangements which prohibit or limit our ability to use alternative suppliers. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the production cost of our products or reduce or delay our ability to perform under our contracts and could thereby adversely affect our business, financial condition and results of operations.
In addition, as noted above, the IRA provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and any future or final implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to satisfy such domestic content requirements. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits. Further, the sourcing of compliant materials under domestic content rules may become more complex due to evolving guidance, limited supplier availability, or capacity constraints.
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
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine conflict and current Middle East instability, including the Israel-Hamas conflict (including the disruption of transporting goods through the Suez Canal), further increases in inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. A local conflict, such as the Ukraine-Russian War or the Middle East conflict, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflict or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. The financial markets and the global economy have also been, and may continue to be, adversely affected by the recent global escalation in tariffs and trade restrictions, including through higher costs, higher interest rates or lower global demand for energy, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, because the solar projects in which our products are used require substantial upfront capital investment which is expected to be recovered over a period of multiple years, uncertainty and perceived instability regarding future macroeconomic conditions may deter investment in, or financing of, these solar projects and in turn reduce demand for our products.
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, labor shortages, ongoing or increasing inflation, tighter credit, higher interest rates and currency fluctuations, or the perception that adverse macroeconomic conditions may occur or persist, may cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us.
If we do not maintain environmental, social and governance (“ESG”) practices and disclosures that meet the expectations of customers, regulators, employees, and investors, our relationships with these stakeholders could suffer, which could adversely affect our business and financial results.
Many governments, customers, investors and employees have enhanced their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and in some cases may be inconsistent. Failure to adequately maintain ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, the loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards, processes and governmental requirements for disclosing sustainability metrics have frequently changed in recent years, resulting in changes in the data that we must collect or disclose about our ESG practices, and could result in significant revisions to our sustainability commitments or our ability to achieve them. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.
For example, rules adopted by the SEC in 2024 could require significantly expanded climate-related disclosures in our periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past. Although the rule has been stayed by the SEC and the SEC recently announced that it has voted to end its legal defense of these enhanced climate-related disclosure rules, it is possible that these rules could be reinstated in the future.
In addition, although the SEC’s 2024 rule requiring extensive climate-related disclosures has been voluntarily stayed, we are still subject to other laws regarding climate-related disclosures in other jurisdictions. For example, California recently enacted climate disclosure laws that may require companies such as ours to report on greenhouse gas emissions, climate-related financial risks, and the use of carbon offsets and emissions reduction claims. Similarly, we are subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU and EU member state regulations, or disclosure requirements on various sustainability topics. These requirements vary across jurisdictions, and may result in increased complexity and cost, for compliance. Furthermore, industry and market practices continue to evolve, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with applicable laws and regulations.
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
In addition, our operations and facilities and those of the third parties on which we rely are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, cybersecurity attacks and other data security incidents, labor disputes, including labor shortages, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our and their control. Any damage and disruption in any locations in which we have offices or in which our customers or suppliers operate, which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, tsunamis, floods and other natural disasters or catastrophic events could result in a delay or even a complete cessation of our worldwide or regional operations and could cause severe damage to our products and equipment used in our solar projects. Global climate change is increasing the frequency and intensity of certain types of severe weather events. Even if our tracker products are not damaged, severe weather, natural disasters and catastrophic events may cause damage to the solar panels that are mounted to our tracker products, which could result in decreased demand for our products, loss of customers and the withdrawal of coverage for solar panels and solar tracking systems by insurance companies. Any of these events would negatively impact our ability to deliver our products and services to our customers and could result in reduced demand for our products and services, and any damage to our products and equipment used for our solar projects could result in large warranty claims which could, individually or in the aggregate, exceed the amount of insurance available to us, all of which would have a material adverse effect on our business, financial condition and results of operations.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. This includes emerging laws and regulations related to AI, cybersecurity, privacy and data protection, which may impose new compliance obligations on our operations. In particular, economic sanctions and changes to export and import control requirements may impact our ability to sell and support our products and services in certain jurisdictions. If we were to fail to comply with export controls laws and regulations, U.S. economic sanctions or other similar laws, including restrictions from the international community, or conflict mineral regulations, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges.
Obtaining the necessary export license for a particular sale or transaction may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. Further, U.S. export control laws and economic sanctions prohibit the export of services to certain U.S. embargoed or sanctioned countries, governments and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we comply with all relevant export control laws and regulations, including restrictions from the international community, any failure to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
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
The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2025, our largest customer constituted 11.5% of our total trade accounts receivable and contract assets balances. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
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
Cybersecurity or other data security incidents could materially impact our operations, financial performance, and reputation.
We rely on interconnected information systems, cloud services, and operational technology to support the development, delivery, and performance of our solar tracking systems and energy optimization solutions. These systems are essential to our manufacturing processes, field operations, customer platforms, and internal business functions, and they store or transmit sensitive data, including proprietary, confidential, operational, and personal information.
We, and the third parties we rely on, are subject to ongoing and increasingly sophisticated cybersecurity threats. These include, among other things, attempts to gain unauthorized access, disrupt business operations, steal data or intellectual property, and compromise system integrity. Threats may arise from criminal actors, nation-state groups, insiders, or through firmware and software vulnerabilities, errors, defects or bugs, computer viruses, social engineering, denial-of-service or phishing attacks, fraud or malice on the part of our employees, contractors or service providers or human error, any of which may result in the unauthorized access to or release of sensitive, proprietary, confidential, operational and personal information. Such threats and techniques change frequently, are increasingly sophisticated in nature and may be difficult to detect for long periods of time. The use of artificial intelligence by malicious actors may increase the frequency, speed, scale, and impact of these threats. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Russia-Ukraine conflict or the ongoing Israel-Hamas conflict.

Given the critical role our systems play in powering field infrastructure and supporting global operations, a successful cybersecurity or other data security incident, whether involving Nextracker or a third-party, could result in delays in product delivery, reduced system performance, loss of intellectual property, unauthorized disclosure of sensitive data, reputational harm, regulatory investigations, and potential legal or contractual liabilities. The energy and manufacturing sectors remain high-value targets, and supply chain interdependencies may heighten our exposure.
We maintain a cybersecurity program that includes layered controls, continuous monitoring, incident response procedures, employee training, and third-party risk assessments. While we regularly evaluate and strengthen our security posture, no program can eliminate all risk. We may not detect or mitigate all threats or incidents in a timely manner.
While we generally perform cybersecurity diligence on our key service providers, we do not directly control our service providers and our ability to monitor their cybersecurity is limited, so we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. We may be held responsible for cybersecurity or other data security incidents attributed to our service providers as they relate to the information we share with them.
We maintain cybersecurity insurance coverage; however, the scope of coverage may not be sufficient in all circumstances, and future availability or terms of such coverage may change.
Any actual or perceived cybersecurity or other data security incident could harm our reputation and impair our ability to attract and retain customers. We could be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities, along with potential costs of notification to impacted individuals. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” of this Annual Report on Form 10-K for more information regarding applicable privacy and data protection laws and regulations.
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
Any new geographic market could have different characteristics from the markets in which we currently sell products, and our success in such markets will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including local manufacturing content requirements, tax laws, trade laws, labor regulations, corporate formation laws and requirements, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to existing risks, such as fluctuations in the value of foreign currencies, changing tariffs and trade restrictions, and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), as well as relevant anti-money laundering laws.
Failure to develop new products successfully or to otherwise manage the risks and challenges associated with our continued expansion into new geographic markets could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty in the development, adoption, integration, deployment and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
We use systems and tools that incorporate AI-based technologies, including generative AI, in connection with our business. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, integration, deployment and use of generative AI technology remains in early stages, and ineffective or inadequate AI governance, development, adoption, integration, deployment or use practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors or inadequacies, any of which many not be easily detectable by us or any of our related service providers. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Inadequate governance, testing, or quality assurance processes could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to legal liabilities. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties (including our competitors) may deploy AI technologies into their products more quickly or more successfully than us, which could reduce customer demand for our products and services and impair our ability to compete effectively. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial condition, results of operations, or reputation.
Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-based technologies in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. For example, there may be uncertainty around the validity and enforceability of intellectual property rights related to our development, adoption, integration, deployment and use of AI. Any output created by us using AI systems and tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems and tools are trained and may affect our ability to develop our AI-based products and services. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI systems and tools used in our business, or if we experience cybersecurity or other data security incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. For example, in Europe, the first set of provisions under the European Union’s Artificial Intelligence Act (the “AI Act”) became effective on February 2, 2025, with additional provisions becoming effective on later dates. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, adopt, integrate, deploy, or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and services and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.

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
Transmission providers are now implementing the reforms directed by FERC, which include moving from a serial interconnection queue that processed requests on a first-come, first-served basis to a first-ready, first-served basis. Under the revised interconnection procedures, generation developers must commit more funds and financial security to maintain their interconnection queue positions. In addition, generation developers must provide earlier evidence of site control. These reforms are intended to weed out speculative requests. The reforms also impose penalties if transmission providers delay in preparing and issuing interconnection studies. Ultimately, the reforms imposed by Order No. 2023 should reduce the backlog of interconnection requests across the county and streamline the process to reduce delays in obtaining interconnection agreements.
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
Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of the solar energy projects, make the purchase of solar energy systems less economically attractive and would likely lower sales of our products. The price of electricity could decrease as a result of many factors, including but not limited to:
•construction of a significant number of new, lower-cost power generation plants;
•relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;
•reductions in the price of natural gas or other fuels;
•utility rate adjustment and customer class cost reallocation;
•decreased electricity demand or a decrease in projected demand, including from energy conservation technologies, public initiatives to reduce electricity consumption, improvements in computing efficiency that reduces energy consumption by data centers, or a reduction in economic activity due to a localized or macroeconomic downturn;
•development of smart-grid technologies that lower the peak energy requirements;
•development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•development of new energy generation technologies that provide less expensive energy.
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
The solar industry is characterized by its rapid adoption and application of technological advances. Our competitors may develop technologies more advanced and cost-effective than ours, or broader solar panel design could change resulting in our products no longer being compatible. Additionally, significant developments in alternative technologies, such as advances in other forms of solar tracking systems or foundations systems, could have a material adverse effect on our business, financial condition and results of operations. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future.
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
We are a holding company and our principal asset is our LLC common units in Nextracker LLC (the "LLC"), and accordingly we are dependent upon distributions from the LLC to pay taxes and other expenses.
We are a holding company and our principal asset is our ownership of the LLC. The LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC common units. As the managing member of the LLC, we intend to cause the LLC to make distributions to us according to the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the "LLC Agreement") to cover the taxes on our allocable share of the taxable income of the LLC, all applicable taxes payable by us, any payments we are obligated to make under the Tax Receivable Agreement and other costs or expenses. However, certain laws and regulations may result in restrictions on the LLC’s ability to make distributions to us or the ability of the LLC’s subsidiaries to make distributions to it.
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
We entered into a Tax Receivable Agreement with the LLC, Yuma, Inc. ("Yuma"), Yuma Subsidiary, Inc. ("Yuma Sub"), TPG Rise Flash, L.P. ("TPG Rise") and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG Affiliates") in connection with our initial public offering ("IPO"). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex Ltd. ("Flex"). The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Merger (as such terms are defined in Note 6 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K)), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, have resulted in increased costs and diverted resources and management attention from operating our business.
In February 2023, we became a public company and are now subject to various reporting and corporate governance requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing standards of Nasdaq and other applicable securities rules and regulations. These requirements continue to impose significant compliance obligations upon us and require us, among other things, to file with the SEC annual and quarterly information and other reports specified under the Exchange Act and SEC regulations, prepare and distribute periodic reports and stockholder communications under the applicable federal securities laws and Nasdaq rules and evaluate and maintain our system of internal control over financial reporting under the Sarbanes-Oxley Act.
Additionally, Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. We are continuing to improve our internal controls over financial reporting; however, if we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.
We anticipate that the financial and corporate governance requirements that we are subject to as a public company will continue to require a significant commitment of resources and management oversight that has increased and may continue to increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns.
We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
From time to time, we are involved in various claims, suits, investigations and legal proceedings. Such legal claims or regulatory matters could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, workplace safety, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition or results of operations.
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
In connection with the Transactions, we incurred substantial indebtedness under an amendment to the 2023 Credit Agreement (as defined in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources). Additionally, during the fiscal year ended March 31, 2025, we repaid in full all outstanding obligations under the term loan under the 2023 Credit Agreement (as discussed in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The obligations of the borrower, the LLC, under the 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
The market price of our Class A common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in trading price of our common stock include the following:
•volume and customer mix for our products;
•the introduction of new products by us or others in our industry;
•the impact of inflation, higher interest rates or tariffs;
•the reduction, elimination or expiration of government incentives for our products or the solar industry generally;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of Class A common stock by our stockholders and our employees, or our incurrence of debt.
In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our Class A common stock, regardless of our actual operating performance.
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. For example, in December 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder, naming as defendants us and certain of our officers, for allegedly making false and misleading statements about our business, financial results and prospects, and in January 2025 and March 2025, derivative actions were filed against our directors and certain of our officers based on the same factual allegations. We may be the target of additional litigation of this type in the future as well. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would harm our financial condition and operating results and divert management’s attention and resources from our business.

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
Under the Tax Matters Agreement, Nextracker will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, and such restrictions could significantly impair Nextracker’s ability to implement strategic initiatives that otherwise would be beneficial.
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K (the “Distributions”), and the Merger), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally restricts Nextracker from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
If we take any enumerated actions or omissions, or if certain events relating to us occur that would cause the Spin Distribution or the Merger to become taxable, we may be required to bear the cost of any resulting tax liability under the Tax Matters Agreement. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on us. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us, which could adversely affect our business, result of operations or financial condition.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, and Bentek. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our business, financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
Our cybersecurity program includes some key aspects such as (i) a Cybersecurity Leader who oversees our day-to-day program and who is a long-standing member of both the ISC2 and ISACA organizations, which specialize in cybersecurity and governance, (ii) a cybersecurity council comprised of a cross-section of management with oversight over our program, (iii) incident response, and (iv) ongoing security awareness training.
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
For more detailed information about our company’s specific cybersecurity risks, please refer to the risk factor titled “Cybersecurity or other data security incidents could harm our business, expose us to liability and cause reputational damage” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Cybersecurity Leader. Our Cybersecurity Leader reports regularly to the cybersecurity council, management and the Audit Committee concerning our significant cybersecurity threats and risks, the processes we have implemented to address them, and various reports, summaries, or presentations on cybersecurity threats, risks, and mitigation. The Audit Committee also reports to our Board of Directors on cybersecurity matters as needed.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Fremont, California, USA and consist of approximately 85,000 square feet of leased office, laboratory and warehouse space which is used to accommodate office staff, research and development projects, machine shop work, tools repair, shipping and receiving. The adjacent Center for Solar Excellence and our foundations research facility located in Paterson, California, composed of approximately twenty-two acres of leased land, is used for field testing, research and development, training and marketing purposes.
In addition, we lease an aggregate of approximately 150,000 square feet of office space in Australia, Brazil, China, India, Mexico, Spain and the United Arab Emirates. We also lease approximately 100,000 square feet of warehouse space across various global facilities, including California, Tennessee and Spain.
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
Holders of Record
As of May 12, 2025, we had 2,502 holders of record of our Class A common stock and no holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to the definitive Proxy Statement to be delivered to shareholders in connection with the Nextracker Inc.'s 2025 Annual Shareholders Meeting and filed with the SEC within 120 days of the fiscal year ended March 31, 2025.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fiscal year ended March 31, 2025.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of the Company’s management. This section of this Annual Report on Form 10-K discusses fiscal year 2025 and 2024 items and year-to-year comparisons between fiscal year 2025 and 2024. Discussions of fiscal year 2024 items and year-to-year comparisons between fiscal year 2024 and fiscal year

2023 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on May 28, 2024, as amended by our Annual Report on Form 10-K/A, filed with the SEC on June 6, 2024. You should read the following discussion in conjunction with the notes to the consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections titled “Liquidity and Capital Resources” below and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading solar technology platform provider used in power plants around the world. Our products enable solar power plants to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty countries worldwide, Nextracker offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. We are the global market leader based on gigawatts (“GW”) shipped for nine consecutive years.
We were founded in 2013 by our Chief Executive Officer, Dan Shugar. Over time, we have developed new and innovative products and services to scale our capabilities.
We have shipped more than 130 GW of solar tracker systems as of March 31, 2025 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $3.0 billion, $2.5 billion and $1.9 billion in fiscal years 2025, 2024 and 2023, respectively.
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2025		2024		2023
Revenue:	(In thousands, except percentages)
U.S.	$2,031,603	69%	$1,702,611	68%	$1,298,596	68%
Rest of the World	927,594	31%	797,230	32%	603,541	32%
Total	$2,959,197		$2,499,841		$1,902,137

The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Fiscal year ended March 31,
	2025	2024	2023
	(In millions)
Customer A	*	*	$331.0
Customer G	*	$426.1	*
* Percentage below 10%
Foundations Acquisitions
In fiscal year 2025, we expanded our portfolio by launching NX Foundation Solutions, a comprehensive suite of solar foundation technologies and services designed to optimize solar project installations across diverse soil conditions.
On June 20, 2024, as part of an all-cash transaction, we acquired 100% of the interest in Ojjo, a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, we closed the acquisition of the solar foundations business held by SPI through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
The acquisitions of Ojjo and the solar foundations business of SPI (the “Foundations Acquisitions”) expand our foundations offering by accelerating our capability to offer customers a more complete integrated solution for solar trackers and foundations.
The aggregate cash consideration of the Foundations Acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million includes $14.0 million of deferred consideration expected to be paid within a 12-month period, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout. For further detail on the acquisitions refer to Note 15 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Inflation Reduction Act of 2022
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions and significantly increased enforcement resources. The 45X Credit, which was established as part of the IRA, is a per-unit tax credit earned over time for each qualifying clean energy component domestically produced and sold by a manufacturer.
Our business model
We generate revenue from the sale of solar trackers system, including foundations, and from TrueCapture, our energy yield management system. Our most significant source of revenue is the sale of solar tracking products. Our customers include EPCs, as well as solar project developers and owners. We usually enter into a different contract with our customers for each individual solar project. Contracts typically stipulate total price, technical solution, specifications of the system sold, delivery and activation schedule, warranty terms and related services provided. The delivery period for a specific contract can range from days to several months depending on the size of the project. Our contract prices range from a few hundred thousand dollars for the smallest projects to over one hundred million dollars for the largest.
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
We operate in nearly all significant tracker markets around the world. We have dedicated sales staff in the United States, Brazil, Mexico, Spain and other countries in Europe, India, Australia, the Middle East, and Africa to support our sales activities in those geographies. Our local presence is complemented with the following go-to-market strategies:

•Our sales and marketing strategy is focused on building long-term relationships with key stakeholders involved in developing, building, owning, and maintaining utility-scale solar projects. We educate those stakeholders on the benefits of our solutions, including increased energy yield performance, superior constructability, reliability, ease of maintenance, and advanced sensor capabilities compared to competing products.
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
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present our financial statements fairly have been included. All intercompany transactions and accounts within Nextracker have been eliminated.
On January 2, 2024, Flex completed the spin-off (as defined in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of all of its remaining direct or indirect interests in shares of Nextracker.
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

	Fiscal year ended March 31,			2025 vs. 2024 % Change	2024 vs. 2023 % Change
	2025	2024	2023
GW delivered	33.6	26.0	18.0	29%	44%
Critical accounting policies and significant management estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.

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
In applying ASC 606, we recognize revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and energy yield management systems along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. In assessing the recognition of revenue, we evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time. For further details on our revenue recognition refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Inflation Reduction Act of 2022 (“IRA”) 45X Vendor Rebates and Assignments
We have executed agreements with certain suppliers to grow our U.S. manufacturing footprint. These suppliers produce 45X Credit-eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have contractually agreed with these suppliers to either share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate or assign their credit directly to us (“an assignment”) pursuant to Section 6418 of the IRC. We account for the 45X Credits shared or assigned to us as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. 45X Credits assigned to us are also treated as a reduction to our federal tax payable as further discussed in Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Product warranty
We offer an assurance type warranty for our products against defects in design, materials and workmanship for a period ranging from two to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on our warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from our specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
Changes to our expected failure rates related to our core products have not materially impacted our warranty obligation in fiscal years 2025 and 2024. The Company continues to monitor and update the warranty liability based on current estimates related to the cost of replacement parts and repairs.
Accounting for business acquisitions
From time to time, we pursue business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in our consolidated financial statements from the acquisition dates forward. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, contingent earnout, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on our consolidated financial position and results of operations.
Income taxes
We operate in numerous states and countries and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability for income taxes that we have incurred in doing business each year in the jurisdictions in which we operate. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of our annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in our financial statements. We recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
Tax receivable agreement
We have recorded a liability of $419.4 million and $391.6 million, as of March 31, 2025 and 2024, respectively, of which $394.9 million and $391.6 million, respectively, were included in TRA liabilities and $24.5 million and zero, respectively, were included in other current liabilities on the consolidated balance sheets and represents 85% of the estimated future tax benefits subject to the Tax Receivable Agreement entered into by Nextracker Inc. on February 13, 2023 (the “Tax Receivable Agreement” or “TRA” ). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions executed in connection with our IPO and follow-on offering, exchanges of Class A common stock and payments made under the TRA. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the TRA constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the TRA as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
Key components of our results of operations
The following discussion describes certain line items in our consolidated statements of operations and comprehensive income.
Revenue
We derive our revenue from the sale of solar trackers and energy yield management systems to our customers. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant.
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
Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses, and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to scale our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a publicly traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is included under selling, general and administrative expenses. Acquisition related costs are also included under selling, general and administrative expenses.
Research and development
Research and development expenses consist primarily of personnel-related costs associated with our engineering employees, stock-based compensation, as well as third-party consulting. Research and development activities include improvements to our existing products, development of new tracker products and energy yield management systems. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.
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
For a discussion of our results of operations for the fiscal year ended March 31, 2024 compared to the fiscal year ended March 31, 2023, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

	Fiscal year ended March 31,			2025 vs. 2024 % Change	2024 vs. 2023 % Change
	2025	2024	2023
Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$2,959,197	$2,499,841	$1,902,137	18%	31%
Cost of sales	1,950,372	1,686,792	1,615,164	16	4
Gross profit	1,008,825	813,049	286,973	24	183
Selling, general and administrative expenses	290,321	183,571	96,869	58	90
Research and development	79,392	42,360	21,619	87	96
Operating income	639,112	587,118	168,485	9	248
Interest expense	13,096	13,820	1,833	(5)	654
Other income, net	(22,000)	(34,699)	(2,431)	(37)	1,327
Income before income taxes	648,016	607,997	169,083	7	260
Provision for income taxes	130,770	111,782	47,750	17	134
Net income and comprehensive income	$517,246	$496,215	$121,333	4%	309%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, non-recurring integration activities related to acquisitions and certain nonrecurring legal costs and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense, (vi) various non-recurring tax adjustments and (vii) certain nonrecurring legal costs, integration activities related to acquisitions and other discrete events as applicable. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA Margin as the percentage derived from Adjusted EBITDA divided by revenue.
Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. GAAP. We present these Adjusted financial measures because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we may use all or any combination of Adjusted gross profit, Adjusted operating income, Adjusted net income and Adjusted EBITDA when determining incentive compensation and to evaluate the effectiveness of our business strategies.
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

	Fiscal year ended March 31,
	2025	2024	2023
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$1,023,496	$702,683	$300,017
Adjusted operating income	768,853	522,771	203,127
Adjusted net income	630,639	451,395	153,095
Adjusted EBITDA	776,496	521,465	208,977
Adjusted gross margin	34.6%	28.1%	15.8%
Adjusted net income margin	21.3%	18.1%	8.0%
Adjusted EBITDA margin	26.2%	20.9%	11.0%
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

	Fiscal year ended March 31,
	2025		2024		2023
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$1,008,825	34.1%	$813,049	32.5%	$286,973	15.1%
Stock-based compensation expense	11,927		10,764		12,794
Intangible amortization	2,744		275		250
Advanced manufacturing tax credit vendor rebate (3)	—		(121,405)		—
Adjusted gross profit & margin	$1,023,496	34.6%	$702,683	28.1%	$300,017	15.8%

GAAP operating income & margin	$639,112	21.6%	$587,118	23.5%	$168,485	8.9%
Stock-based compensation expense	118,880		56,783		31,994
Intangible amortization	5,523		275		1,207
Legal costs and other (1)	—		—		1,441
Acquisition related costs (2)	5,338		—		—
Advanced manufacturing tax credit vendor rebate (3)	—		(121,405)		—
Adjusted operating income & margin	$768,853	26.0%	$522,771	20.9%	$203,127	10.7%

GAAP net income & margin	$517,246	17.5%	$496,215	19.8%	$121,333	6.4%
Stock-based compensation expense	118,880		56,783		31,994
Intangible amortization	5,523		275		1,207
Adjustment for taxes	(16,348)		19,527		(2,880)
Legal costs and other (1)	—		—		1,441
Acquisition related costs (2)	5,338		—		—
Advanced manufacturing tax credit vendor rebate (3)	—		(121,405)		—
Adjusted net income & margin	$630,639	21.3%	$451,395	18.1%	$153,095	8.0%

GAAP net income & margin	$517,246	17.5%	$496,215	19.8%	$121,333	6.4%
Interest, net	(9,246)		2,124		1,833
Provision for income taxes	130,770		111,782		47,750
Depreciation expense	7,884		4,088		3,419
Intangible amortization	5,523		275		1,207
Stock-based compensation expense	118,880		56,783		31,994
Legal costs and other (1)	—		—		1,441
Acquisition related costs (2)	5,338		—		—
Advanced manufacturing tax credit vendor rebate (3)	—		(121,405)		—
Other tax related loss (income), net	101		(28,397)		—
Adjusted EBITDA & margin	$776,496	26.2%	$521,465	20.9%	$208,977	11.0%
(1)Represents additional charges incurred in relation to a litigation matter. The net settlement and direct legal costs in aggregate are excluded from our Adjusted net income. Based on historical experience we do not believe that the settlement and associated charges are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.
(2)Represents transaction and integration costs incurred in relation to our Foundations acquisitions. We do not believe that the acquisition transaction costs are normal, recurring operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.

(3)Vendor credits as previously defined under the section above entitled "Inflation Reduction Act of 2022 45X Vendor Rebates and Assignments." During the fourth quarter of fiscal year 2024, the Company determined the amount and collectability of the 45X Credit vendor rebates it expects to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024. We believe that the assessment of our operations excluding the benefit from the vendor credits provides a more consistent comparison of our performance given the cumulative nature of the amount recorded in the fiscal year. In fiscal year 2024, these vendor rebates were not taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies. However, starting in fiscal year 2025, vendor rebates are taken into account to evaluate management's performance.
The data below, and discussion that follows, represents our results from operations.
Revenue
Revenue increased by $459.4 million, or 18%, for our fiscal year 2025 compared to fiscal year 2024, driven by a 29% increase in GW delivered as we delivered approximately 34 GW during fiscal year 2025, compared to 26 GW during fiscal year 2024. The revenue increase from additional GW delivered was slightly offset by a reduction in revenue per watt primarily due to declining costs per watt compared to the previous year. Revenue increased approximately $329.0 million, or 19%, in the U.S. and $130.4 million or 16% in the Rest of the World during fiscal year 2025 compared to the previous year. The growth from the Rest of the World was driven primarily from increased shipments to India, Latin America, the Middle East and Europe.
Cost of sales and gross profit
Cost of sales increased by $263.6 million, or 16%, during fiscal year 2025 compared to fiscal year 2024 primarily due to the increase in GW delivered noted above, offset by the impact from the 45X Credit. As noted in the overview, we now recognize a reduction in cost of sales for the 45X Credit earned on components manufactured in the U.S. During fiscal year 2025, we recognized approximately $224.9 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, compared to $121.4 million recognized in fiscal year 2024. Freight and logistics costs decreased slightly as a percentage of revenue during fiscal year 2025 compared to fiscal year 2024.
Gross profit increased by $195.8 million, or 24%, during fiscal year 2025 compared to fiscal year 2024, primarily resulting from the U.S. and Rest of the World revenue growth noted above and the impact of the 45X Credit discussed below. Maintaining pricing discipline, favorable cost absorption, including lower freight and logistic costs, across our customer base and regions we serve were the primary drivers supporting the increased margin. We have also expanded our global supply chain that allows sourcing local material, provides flexibility servicing our customers and directly reduces freight and logistics costs. Freight and logistics costs as a percentage of cost of sales decreased by about 120 basis points during fiscal year 2025 compared to fiscal year 2024. Gross margin increased by 157 basis points from 32.5% for fiscal year 2024 to 34.1% for fiscal year 2025.
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources, as more fully described in Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The 45X Credit which was established as part of the IRA, is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have executed agreements with certain suppliers to grow our U.S. manufacturing footprint. These suppliers produce 45X-Credit-eligible parts, including torque tubes, and structural fasteners, that will then be incorporated into a solar tracker. We have contractually agreed with these suppliers to share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate. We account for these vendor rebate amounts as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. Additionally, during fiscal year 2025 and pursuant to Section 6418 of the IRC, we contractually agreed with certain suppliers on the transfer and assignment of 45X Credits attributable to eligible parts produced and sold starting January 1, 2024 through December 31, 2024. Such 45X Credits, which were purchased at negotiated discounts, resulted in an offset of our federal tax payable as further discussed in Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual report on Form 10-K.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $106.8 million, or 58%, to $290.3 million for fiscal year 2025, from approximately $183.6 million in fiscal year 2024 while also increasing approximately 247 basis points from approximately 7.3% to over 9.8% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $60.2 million incurred in conjunction with our 2022 equity incentive plan, and the remaining increase in costs of approximately $46.5 million related to our continued expansion of our sales organization in line with the growth in the global market, and the expansion of our supporting functions also required to support our current and planned growth.
Research and development
Research and development expenses increased $37.0 million, or 87%, to $79.4 million for fiscal year 2025 from approximately $42.4 million during fiscal year 2024 driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense modestly decreased $0.7 million, or 5%, to $13.1 million for fiscal year 2025 from $13.8 million during fiscal year 2024.
Other income, net
Other income, net was $22.0 million for fiscal year 2025, which primarily included $22.2 million interest income, partially offset by $1.4 million of unfavorable foreign currency exchange losses. Other income, net was $34.7 million for fiscal year 2024, which primarily included a $28.4 million of other tax related other income driven by the reduction of our liability under the TRA due to a decrease in our fiscal year state blended tax rate in fiscal year 2024.
Provision for income tax
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in fiscal years 2025, 2024 and 2023. For fiscal years 2025, 2024 and 2023, we recorded total income tax expense of $130.8 million, $111.8 million and $47.8 million, respectively, which reflected consolidated effective income tax rates of 20.2%, 18.4% and 28.2%, respectively. The increase in tax expense as well as effective tax rate from fiscal year 2024 to 2025 is driven by a reduction in tax benefits related to stock based compensation associated with the non-deductible executive compensation, and the change in the amount of non-controlling interests as further described in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual report on Form 10-K.
During fiscal year 2025, Ojjo updated its forecasted pre-tax earnings to account for the economic arrangement in accordance with its transfer pricing policy, which reflects forecasted profits into the future. As a result, we released the valuation allowance recorded against Ojjo’s deferred tax assets given that it is more likely than not that the deferred tax assets will be realized. An $8.6 million income tax benefit was recorded as a discrete item in fiscal year 2025 as it relates to a change in management’s assertion related to the realization of deferred tax assets in periods beyond the current tax year.
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

Credit Facilities
In connection with the IPO, Nextracker Inc. and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (as amended from time to time, the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The RCF is available to fund working capital, capital expenditures and other general corporate purposes.
On February 19, 2025, the Company repaid in full all outstanding obligations under the Term Loan under the 2023 Credit Agreement and wrote off an immaterial amount of unamortized issuance cost associated with the Term Loan upon the repayment.
As a result of an amendment to the 2023 Credit Agreement entered into by Nextracker Inc. and the LLC on June 21, 2024, the Company capitalized $6.0 million of issuance costs for the RCF which is included in other assets on the consolidated balance sheets as of March 31, 2025. These issuance costs along with the unamortized issuance costs associated with the RCF that were outstanding as of the June 21, 2024 will be amortized over the remaining term of the 2023 Credit Agreement.
The RCF under the 2023 Credit Agreement is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028. A portion of the RCF is available for the issuance of letters of credit, which was increased from $300.0 million to $500.0 million by an amendment to the 2023 Credit Agreement entered into by Nextracker Inc. and the LLC on June 21, 2024. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to increase the RCF commitment in an aggregate principal amount equal to $257.5 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence.
The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by Nextracker Inc., certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.
As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the Guarantors were secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.
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
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of March 31, 2025, we were in compliance with all applicable covenants under the 2023 Credit Agreement and the RCF.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. also entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) that provided for the payment by us to Flex, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG

Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our RCF, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Net cash provided by operating activities	$655,794	$428,973	$107,669
Net cash used in investing activities	(186,096)	(6,660)	(3,159)
Net cash used in financing activities	(177,649)	(78,267)	(3,572)
Fiscal year 2025
Net cash provided by operating activities was $655.8 million during fiscal year 2025. Total cash provided during the period was driven by net income of $517.2 million adjusted for non-cash charges of approximately $139.6 million primarily related to stock-based compensation expense, depreciation and amortization, deferred income taxes associated with the Tax Receivable Agreement and provision for credit losses. Our net working capital accounts remained consistent year over year as the increase in our accounts receivable, including Section 45X credit receivable, and other assets were offset by increased accounts payable net of a reduction in other current liabilities. Other current and noncurrent liabilities decreased $55.1 million primarily due to a decrease in accrued freight, accounts receivable and contract assets in aggregate increased $56.4 million due to the timing of billings and deliveries. Further, a $92.1 million increase was attributable to our Section 45X credit receivable. Other current and noncurrent assets increased $67.9 million driven by advance payments to suppliers. Offsetting the cash outflows were increases in accounts payable of $102.9 million, due to increased volume and timing of related payment cycles, and increases in deferred revenue of $34.7 million driven primarily by increased deposits on higher bookings during the year.
Net cash used in investing activities was approximately $186.1 million and directly attributable to the $152.2 million payment for the acquisitions completed during the fiscal year, net of cash acquired, coupled with a $33.9 million purchase of property and equipment.
Net cash used in financing activities was $177.6 million primarily resulting from a $150.0 million repayment of our Term Loan, a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, $6.1 million of tax distributions to our non-controlling interest holders pursuant to the LLC Agreement and a $6.0 million payment for issuance costs for the RCF.
Fiscal year 2024
Net cash provided by operating activities was $429.0 million during fiscal year 2024. Total cash provided during the period was driven by net income of $496.2 million adjusted for non-cash charges of approximately $25.5 million primarily related to deferred income taxes associated with our Tax Receivable Agreement partially offset by stock-based compensation expense, depreciation and amortization; coupled with depreciation, amortization and provision for credit losses. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $92.8 million. Accounts receivable and contract assets in aggregate increased approximately $213.1 million during fiscal year 2024, resulting from a significant increase in revenue during the second half of the fiscal year, and increase of inventories of approximately $61.0 million due to strong future demand. Partially offsetting the cash outflows were increases in accounts payable of approximately $245.4 million partially associated with increased volume in the second half of the fiscal year and increase in our payment cycles, increases in deferred revenue of approximately $82.6 million driven by increased deposits on higher bookings during the fiscal year, coupled with increases in other assets of $104.2 million primarily related to the recognition of the vendor rebate receivables, and increases in other liabilities of approximately $42.5 million primarily due to the increase in the TRA liability.
Net cash used in investing activities was approximately $6.7 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $78.3 million primarily resulting from the tax distributions to our non-controlling interest holders pursuant to the LLC Agreement, and our payment to Flex for the cash pool payable outstanding to Flex. After repaying such amount to Flex, no such cash pool payable was outstanding as of March 31, 2024.
Fiscal year 2023
Net cash provided by operating activities was $107.7 million during fiscal year 2023. Total cash provided during the period was driven by net income of $121.3 million adjusted for non-cash charges of approximately $65.6 million primarily related to stock-based compensation expense, deferred income taxes associated with the Tax Receivable Agreement that we entered into in connection with the IPO; coupled with depreciation and amortization. Cash from net income was decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $79.2 million. Accounts receivable and contract assets in aggregate increased approximately $167.3 million during fiscal year 2023, resulting from increased sales, longer billing and collection periods. Other assets increased by $19.0 million primarily due to advance payments to suppliers to secure product with longer lead times and expansion of supplier capacity in the United States, continued logistics constraints and increased operations. Accounts payable decreased approximately $37.0 million, which was directly associated with the offsetting decrease in inventory of approximately $25.1 million. The decline in inventory and accounts payable are directly attributable to our continued expansion of U.S. manufacturing that has reduced our in-transit time for our inventory. Offsetting the cash outflows were increases in deferred revenue of approximately $120.5 million, primarily resulting from increased operations, upfront funding of new contracts, and increases in other liabilities of approximately $21.8 million.
Net cash used in investing activities was approximately $3.2 million and directly attributable to the purchase of property and equipment.
Net cash used in financing activities was $3.6 million primarily resulting from net inflows of $150.0 million from our credit facilities, coupled with net cash transfers from Flex of $24.2 million primarily pursuant to the centralized cash management function performed by Flex. Offsetting these inflows was a distribution of $175.0 million that we made to Flex (through Yuma and Yuma Sub, and TPG Rise, as further described in Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We did not retain the proceeds of the IPO, which were distributed to the pre-IPO owners in exchange for LLC common units.
Cash management and financing
We had a total liquidity of approximately $1.7 billion as of March 31, 2025, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents balance as of March 31, 2025.
Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, we repaid in full all outstanding obligations under the Term Loan under the 2023 Credit Agreement. For further details on the 2023 Credit Agreement, refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have historically maintained a low level of net working capital requirements and funded those requirements through cash from operations as we do not require a significant amount of investment to fund growth. The Company currently does not participate in off-balance sheet financial arrangements. We have purchase obligations that arise in the normal course of business primarily consisting of binding purchase orders for inventory-related items.
We also have leased certain facilities under operating lease commitments as further described in Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. Most of the purchase obligations are generally short-term in nature. We generally do not enter into non-cancelable purchase orders for materials. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
Recently adopted accounting pronouncements
Refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of March 31, 2025. Refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the fiscal year ended March 31, 2025 as compared to the fiscal year ended March 31, 2024, except with respect to potential interest rate changes to our senior credit facilities, for which the impact was immaterial for the fiscal year ended 2025.
Concentration of major customers
Our customer base consists primarily of EPCs, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on our revenue and profits.
The following table sets forth the percentage of revenue from our largest customers that exceeded 10% of our total revenue during the periods included below:

	Fiscal year ended March 31,
	2025	2024	2023
Customer A	*	*	17.4%
Customer G	*	17.0%	*
Top five largest customers	32.0%	41.1%	40.5%
* Percentage below 10%
Our trade accounts receivables and contract assets are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We periodically evaluate our reserves for potential credit losses and establish reserves for such losses.
The following table sets forth the percentage of accounts receivable, net and contract assets, from our largest customers that exceeded 10% of our total accounts receivable, net and contract assets during the periods included below:

	As of March 31,
	2025	2024	2023
Customer A	*	12.4%	15.2%
Customer F	*	*	14.0%
Customer G	*	15.5%	*
Flex	11.5%	*	*
Top five largest customers	32.1%	46.5%	43.5%
* Percentage below 10%
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
In addition, we are subject to risk from fluctuating logistics costs. As a result of disruptions caused by consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruptions caused, and may in the future cause, increased logistics costs and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.
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
Based on our overall currency rate exposures as of March 31, 2025 and March 31, 2024, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Nextracker Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextracker Inc. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, redeemable interest and stockholders' deficit / parent company equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Contract Estimates, Revenue Recognition– Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company recognizes solar tracker system project revenues over time, based on costs incurred to date on the project as a percentage of total expected costs to be incurred. Revenue for the year ended March 31, 2025 includes amounts recorded for projects which are not yet complete and therefore require estimation. Accounting for contracts for which revenue is recognized over time requires management to estimate the total expected costs to be incurred. As part of these estimates, management must make various assumptions regarding the cost and availability of materials including variable freight costs. Certain assumptions, mainly the cost of materials and cost of variable freight, are subject to considerable judgment, and they are sensitive to various assumptions and inputs such as changes in expected costs for materials and freight.
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
•We evaluated the reasonableness of significant assumptions involved and management’s ability to estimate total expected costs to be incurred for a sample of projects by:
•Testing the underlying data utilized in management’s estimates by agreeing to source data or by developing an independent expectation.
•Performing retrospective reviews by comparing actual performance to previously estimated performance to evaluate the thoroughness and precision of management’s estimation process.
•Testing the mathematical accuracy of management’s cumulative revenue adjustments recorded during the year.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 21, 2025
We have served as the Company's auditor since 2021.

Nextracker Inc.
Consolidated balance sheets
(In thousands, except per share and per share amounts)

	As of March 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$766,103	$474,054
Accounts receivable, net of allowance of $1,472 and $3,872, respectively	472,462	382,687
Contract assets	405,890	397,123
Inventories	209,432	201,736
Section 45X credit receivable	215,616	125,415
Other current assets	88,483	187,220
Total current assets	2,157,986	1,768,235
Property and equipment, net	60,395	9,236
Goodwill	371,018	265,153
Other intangible assets, net	53,241	1,546
Deferred tax assets	498,778	438,272
Other assets	51,098	36,340
Total assets	$3,192,516	$2,518,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585,299	$456,639
Accrued expenses	97,000	82,410
Deferred revenue	247,127	225,539
Current portion of long-term debt	—	3,750
Other current liabilities	104,086	123,148
Total current liabilities	1,033,512	891,486
Long-term debt, net of current portion	—	143,967
Tax receivable agreement (TRA) liability	394,879	391,568
Long-term deferred revenue	96,635	69,331
Other liabilities	39,360	30,402
Total liabilities	1,564,386	1,526,754
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 145,648,231 shares and 140,773,223 shares issued and outstanding, respectively	15	14
Class B common stock, $0.0001 par value, 500,000,000 shares authorized, zero shares and 3,856,175 shares issued and outstanding, respectively	—	—
Accumulated deficit	(2,557,410)	(3,066,578)
Additional paid-in-capital	4,185,823	4,027,560
Accumulated other comprehensive (loss) income	(298)	17
Total Nextracker Inc. stockholders’ equity	1,628,130	961,013
Non-controlling interest	—	31,015
Total stockholders’ equity	1,628,130	992,028
Total liabilities and stockholders’ equity	$3,192,516	$2,518,782
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Fiscal year ended March 31,
	2025	2024	2023
Revenue	$2,959,197	$2,499,841	$1,902,137
Cost of sales	1,950,372	1,686,792	1,615,164
Gross profit	1,008,825	813,049	286,973
Selling, general and administrative expenses	290,321	183,571	96,869
Research and development	79,392	42,360	21,619
Operating income	639,112	587,118	168,485
Interest expense	13,096	13,820	1,833
Other income, net	(22,000)	(34,699)	(2,431)
Income before income taxes	648,016	607,997	169,083
Provision for income taxes	130,770	111,782	47,750
Net income and comprehensive income	$517,246	$496,215	$121,333
Less: Net income attributable to Nextracker LLC prior to the reorganization transactions	—	—	117,744
Less: Net income attributable to non-controlling interests and redeemable non-controlling interests	8,078	189,974	2,446
Net income attributable to Nextracker Inc.	$509,168	$306,241	$1,143

Earnings per share attributable to Nextracker Inc. common stockholders (1)
Basic	$3.55	$3.97	$0.02
Diluted	$3.47	$3.37	$0.02
Weighted-average shares used in computing per share amounts:
Basic	143,539,344	77,067,639	45,886,065
Diluted	149,275,950	147,284,330	145,851,637
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

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit)
(In thousands, except share amounts)

				Class A common stock		Class B common stock
	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment (deficit)	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total Nextracker Inc. stockholders’ equity (deficit)	Non-controlling interests	Total stockholders’ equity (deficit)
BALANCE AT MARCH 31, 2022	$504,168	$—	$(3,035)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Net income prior to reorganization transactions	—	—	117,744	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense prior to reorganization	—	—	3,143	—	—	—	—	—	—	—	—	—	—
Paid-in-kind dividend for Series A redeemable preferred units	21,427	—	(21,427)	—	—	—	—	—	—	—	—	—	—
Net transfer to Parent	—	—	(31,544)	—	—	—	—	—	—	—	—	—	—
Distribution to Yuma, Yuma Sub and TPG	—		(175,000)	—	—	—	—	—	—	—	—	—	—
Effect of reorganization transactions	(525,595)	265,564	110,119	15,279,190	2	—	—	149,915	—	—	149,917	—	149,917
Issuance of Class A common stock sold in IPO	—	—	—	30,590,000	3	—	—	693,778	—	—	693,781	—	693,781
Issuance of Class B common stock to Yuma, Yuma Sub and TPG	—	—	—	—	—	128,794,522	10	66	—	—	76	—	76
Use of IPO proceeds as consideration for Yuma's transfer of LLC common unit	—	—	—	—	—	(30,590,000)	—	(693,781)	—	—	(693,781)	—	(693,781)
Establishment of tax receivable agreement	—	—	—	—	—	—	—	36,864	—	—	36,864	—	36,864
Net income subsequent to reorganization transactions	—	2,446	—	—	—	—	—		1,143	—	1,143	—	1,143
Stock-based compensation expense subsequent to reorganization	—	—	—	—	—	—	—	28,851	—	—	28,851	—	28,851
Issuance of Class A common stock	—	—	—	16,875	—	—	—	—	—	—	—	—	—
Redemption value adjustment	—	3,292,618	—	—	—	—	—	(215,693)	(3,076,925)	—	(3,292,618)	—	(3,292,618)
BALANCE AT MARCH 31, 2023	$—	$3,560,628	$—	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$—	$(3,075,767)	$—	$(3,075,767)
Net income	—	171,937	—	—	—	—	—	—	306,241	—	306,241	18,037	324,278
Stock-based compensation expense and other	—	—	—	—	—	—	—	56,783	—	—	56,783	—	56,783
Vesting of Nextracker Inc. RSU awards	—	—	—	538,811	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	—	—	15,631,562	1	—	—	552,008	—	—	552,009	—	552,009
Use of follow-on proceeds as consideration for Yuma's transfer of LLC common units	—	—	—	—	—	(15,631,562)	(2)	(552,007)	—	—	(552,009)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	—	—	18,337	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	—	(622,292)	—	—	—	—	—	622,292	—	—	622,292	—	622,292
Tax distribution	—	(64,365)	—	—	—	—	—	(2,792)	—	—	(2,792)	(2,515)	(5,307)
Redemption value adjustment	—	822,635	—	—	—	—	—	(525,598)	(297,037)	—	(822,635)	—	(822,635)
Effect of spin-off from Flex	—	(3,868,543)	—	74,432,619	7	(74,432,619)	(7)	3,835,711	—	—	3,835,711	32,832	3,868,543
Shares exchanged by non-controlling interest holders	—	—	—	4,284,166	1	(4,284,166)	(1)	22,826	—	—	22,826	(17,339)	5,487
Total other comprehensive gain	—	—	—	—	—	—	—	—	—	17	17	—	17
BALANCE AT MARCH 31, 2024	$—	$—	$—	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028

Nextracker Inc.
Consolidated statements of redeemable interest and stockholders' deficit / parent company equity (deficit) (continued)
(In thousands, except share amounts)

				Class A common stock		Class B common stock
	Redeemable preferred units	Redeemable non-controlling interests	Accumulated net parent investment	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
BALANCE AT MARCH 31, 2024	$—	$—	$—	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	—	—	—	509,168	—	509,168	8,078	517,246
Stock-based compensation expense	—	—	—	—	—	—	—	118,880	—	—	118,880	—	118,880
Vesting of Nextracker Inc. RSU awards	—	—	—	999,928	—	—	—	—	—	—	—	—	—
Exercise of Nextracker Inc. Options awards	—	—	—	18,905	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	—	—	—	3,856,175	1	(3,856,175)	—	29,970	—	—	29,971	(29,971)	—
TRA revaluation	—	—	—	—	—	—	—	7,635	—	—	7,635	—	7,635
Stock-based compensation tax benefits	—	—	—	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Other equity	—	—	—	—	—	—	—	3,476	—	—	3,476	—	3,476
Tax distribution	—	—	—	—	—	—	—	—	—	—	—	(9,122)	(9,122)
Total other comprehensive loss	—	—	—	—	—	—	—	—	—	(315)	(315)	—	(315)
BALANCE AT MARCH 31, 2025	$—	$—	$—	145,648,231	$15	—	$—	$4,185,823	$(2,557,410)	$(298)	$1,628,130	$—	$1,628,130
The accompanying notes are an integral part of these consolidated financial statements.

Nextracker Inc.
Consolidated statements of cash flows
(In thousands)

	Fiscal year ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$517,246	$496,215	$121,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	13,407	4,363	4,626
Provision for (recovery of) credit losses	(2,399)	2,427	1,243
Non-cash other expense (income)	16,599	(638)	1,609
Amortization of debt issuance cost	1,824	571	143
Stock-based compensation	118,880	56,783	31,994
Deferred income taxes	(8,744)	(37,990)	25,990
Changes in operating assets and liabilities:
Accounts receivable	(47,648)	(113,955)	(160,265)
Contract assets	(8,767)	(99,163)	(7,084)
Inventories	(2,970)	(60,981)	25,062
Section 45X credit receivable	(92,086)	(125,415)	—
Other current and noncurrent assets	67,916	21,244	(18,984)
Accounts payable	102,905	245,374	(37,026)
Other current and noncurrent liabilities	(55,055)	(42,468)	21,838
Deferred revenue (current and noncurrent)	34,686	82,606	120,472
Due to related parties	—	—	(23,282)
Net cash provided by operating activities	655,794	428,973	107,669
Cash flows from investing activities:
Payment for acquisitions, net of cash acquired	(152,175)	—	—
Purchases of property and equipment	(33,921)	(6,160)	(3,183)
Proceeds from the disposition of property and equipment	—	—	24
Purchase of intangible assets	—	(500)	—
Net cash used in investing activities	(186,096)	(6,660)	(3,159)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	—	170,000
Repayments of bank borrowings	(150,000)	—	(20,000)
Payment of debt issuance cost	(6,017)	—	—
TRA payment	(15,520)	—	—
Distribution to non-controlling interest holders	(6,112)	(66,881)	(175,000)
Net proceeds from issuance of Class A shares	—	552,009	693,781
Net proceeds from issuance of Class B shares	—	—	76
Purchase of LLC common units from Yuma, Inc.	—	(552,009)	(693,781)
Net transfers (to) from Flex	—	(8,335)	24,205
Other financing activities	—	(3,051)	(2,853)
Net cash used in financing activities	(177,649)	(78,267)	(3,572)
Net increase in cash and cash equivalents	292,049	344,046	100,938
Cash and cash equivalents beginning of period	474,054	130,008	29,070
Cash and cash equivalents end of period	$766,103	$474,054	$130,008
The accompanying notes are an integral part of these consolidated financial statements.

NEXTRACKER
Notes to the consolidated financial statements
1.Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker”, “we”, the “Company”) is a leading solar technology platform provider used in power plants around the world. Nextracker's products enable solar power plants to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty countries worldwide, Nextracker offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. Nextracker has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other countries in Europe, India, Australia, the Middle East and Africa.
Prior to the completion of the Transactions, as described in Note 6, Nextracker operated as part of Flex Ltd. (“Flex”) and not as a standalone entity. On December 19, 2022, Nextracker Inc. was formed as a Delaware corporation which was at the time a 100%-owned subsidiary of Yuma, Inc ("Yuma"), a Delaware corporation and former indirect wholly-owned subsidiary of Flex. Nextracker Inc. was formed for the purpose of completing the initial public offering of its Class A common stock (the "IPO") and other related Transactions, in order to carry on the business of Nextracker LLC (“Nextracker LLC” or “LLC”).
On January 2, 2024, Flex closed the spin-off of all of its remaining interests in Nextracker to Flex shareholders (the "spin-off") and the Company is now operating as a standalone entity.
The Initial Public Offering ("IPO"), the follow-on offering and the separation from Flex
On February 8, 2023, the Company's registration statement on Form S-1 relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its Class A common stock began trading on the Nasdaq Global Select Market on February 9, 2023. The IPO closed on February 13, 2023, pursuant to which the Company issued and sold 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, giving effect to the exercise in full of the underwriter's option to purchase additional shares. The Company received net proceeds of $693.8 million, after deducting $40.4 million in underwriting discounts. The Company used all of the net proceeds from the IPO to purchase 30,590,000 Nextracker LLC common units from Yuma (see Note 6). On July 3, 2023 the Company completed a follow-on offering of Class A common stock and issued 15,631,562 shares of Class A common stock and received net proceeds of $552.0 million. All of the net proceeds were used by Nextracker to purchase 14,025,000 Nextracker LLC common units from Yuma, and 1,606,562 Nextracker LLC common units from TPG Rise, an affiliate of TPG Inc. (“TPG”). Simultaneously, 14,025,000 and 1,606,562 shares of Class B common stock were surrendered by Flex and TPG, respectively, and cancelled. A proportionate share of redeemable non-controlling interest was reclassified to permanent equity as a result.
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
On February 5, 2025, TPG exchanged all its remaining Nextracker LLC common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company. As of March 31, 2025, the Company has no Class B common stock outstanding.
2.Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
The Company’s sole material asset is its member’s interest in Nextracker LLC. In accordance with the Nextracker LLC Operating Agreement, the Company was named the managing member of Nextracker LLC. As a result, the Company has all management powers over the business and affairs of Nextracker LLC and to conduct, direct and exercise full control over the activities of Nextracker LLC. The Company has concluded that Nextracker LLC is a VIE. Due to the Company’s power to control the activities most directly affecting the results of Nextracker LLC, the Company is considered the primary beneficiary of the VIE. Accordingly, the Company consolidates the financial results of Nextracker LLC and its subsidiaries. On January 2,

NEXTRACKER
Notes to the consolidated financial statements
2024, Flex closed the spin-off of all its remaining interests in Nextracker LLC common units held by Yuma, Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), to Flex shareholders. Nextracker LLC common units held by Yuma, Yuma Sub, TPG Rise and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests,” up until January 2, 2024 as redemption was outside of the control of the Company. Post January 2, 2024, redemption is no longer outside the control of the Company subsequent to the spin-off from Flex and, therefore, the non-controlling interests owned by the TPG Affiliates were presented on the consolidated balance sheets as permanent equity under the caption “non-controlling interests.” As of March 31, 2025, the non-controlling interests previously presented on the consolidated balance sheets are no longer presented since TPG exchanged all its remaining Nextracker LLC common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company. The exchange of all of TPG’s remaining Nextracker LLC common units results in the Company owning 100% of Nextracker LLC through its wholly owned subsidiaries. It also triggered a reconsideration event and the Company reevaluated if Nextracker LLC still met the definition of a VIE. As of March 31, 2025, the Company determined that Nextracker LLC no longer meets the definition of a VIE as the Company’s voting rights in Nextracker LLC are no longer disproportionate with its equity interests.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company's financial statements fairly have been included. All intercompany transactions and accounts within Nextracker have been eliminated.
As a result of the spin-off, Flex no longer directly or indirectly holds a financial interest in the Company. As of March 31, 2025, the non-controlling interests previously presented on the consolidated balance sheets are no longer presented.
Certain prior period presentations and disclosures were reclassified to ensure comparability with the current period presentation. Specifically, amounts owed to us by vendors as part of contractually agreed upon sharing of the economic value of such advanced manufacturing production credits previously presented as part of other current assets are now being presented as section 45X credit receivable on the consolidated balance sheets. The Company also recast fiscal year 2024 consolidated statements of cash flows reflecting similar reclassifications between changes in section 45X credit receivable and other current assets to align with the current year presentation. Additionally, deferred tax assets, current portion of long-term debt, and Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) liability and long-term deferred revenue, were reclassified to separate line items from other assets, other current liabilities and other liabilities, respectively, on the consolidated balance sheet as of March 31, 2024. Lastly, the deferred tax asset related to the interest deduction on investment in Nextracker LLC in Note 13, previously presented in the investment in Nextracker LLC deferred tax asset, is now presented as a separate line item.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statements of operations and comprehensive income. The Company recognized net foreign currency exchange losses of $1.4 million and $2.5 million, respectively, during fiscal years 2025 and 2024, due to unfavorable exchange rate fluctuations in certain currencies. The Company recognized immaterial net foreign currency exchange gains during fiscal year 2023.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based

NEXTRACKER
Notes to the consolidated financial statements
compensation plans and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.
Accounting for business acquisitions
From time to time, the Company pursues business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, contingent earnout, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s consolidated financial position and results of operations.
Revenue recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. In applying ASC 606, the Company recognizes revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and energy yield management systems along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) Nextracker satisfies a performance obligation. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time.
The Company’s contracts for specific solar tracker system projects with customers are predominantly accounted for as one performance obligation because the customer is purchasing an integrated service, which includes Nextracker’s overall management of the solar tracker system project and oversight through the installation process to ensure a functioning system is commissioned at the customer’s location. The Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract, which is principally as tracker system components are delivered to the designated project site. Although the Company sources the component parts from third party manufacturers, it obtains control and receives title of such parts before transferring them to the customer because Nextracker is primarily responsible for fulfillment to its customer. The Company’s engineering services and professional services are interdependent with the component parts whereby the parts form an input into a combined output for which it is the principal, and Nextracker could redirect the parts before they are transferred to the customer if needed. The customer owns the work-in-process over the course of the project and Nextracker’s performance enhances a customer-controlled asset, resulting in the recognition of the performance obligation over time. The measure of progress is estimated using an input method based on costs incurred to date on the project as a percentage of total expected costs to be incurred. The costs of materials and hardware components are recognized as control is transferred to the customer, which is typically upon delivery to the customer site. As such, the cost-based input measure is considered the best measure of progress in depicting the Company’s performance in completing a tracker system.
Contracts with customers that result in multiple performance obligations include contracts for the sale of components and solar tracker system project contracts with an extended warranty and/or which include the sale of energy yield management systems.

NEXTRACKER
Notes to the consolidated financial statements
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
At times, a customer will purchase a service-type warranty with a tracker system project. Nextracker uses a cost plus margin methodology to determine the SSP for both the tracker system project and the extended warranty. The revenue allocated to each performance obligation is recognized over time based on the period over which control transfers. The Company recognizes revenue allocated to the extended warranty on a straight-line basis over the contractual service period, which is generally 10 to 15 years. This period starts once the standard workmanship warranty expires, which is generally 2 to 10 years from the date control of the underlying tracker system components is transferred to the customer. To date, revenues recognized related to extended warranty were not material.
Nextracker generates revenues from sales of its TrueCapture and NX Navigator offerings, which are often sold separately from the tracker system. These systems are generally sold with maintenance services, which include ongoing security updates, upgrades, bug fixes and support. The energy yield management and the maintenance services are separate performance obligations. Nextracker estimates the SSP of the energy yield management using an adjusted market approach and estimates the SSP of the maintenance service using a cost plus margin approach. Revenue allocated to the energy yield management is recognized at a point in time upon transfer of control of the energy yield management, and revenue allocated to the maintenance service is generally recognized over time on a straight-line basis during the maintenance term. Revenues related to sales of energy yield management were $55.3 million for the fiscal year ended March 31, 2025 and not material for the fiscal years ended March 31, 2024 and 2023.
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
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $405.9 million and $397.1 million as of March 31, 2025 and March 31, 2024, respectively, are presented in the consolidated balance sheets, of which $140.4 million and $141.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered.
During the fiscal years ended March 31, 2025 and 2024, Nextracker converted $203.3 million and $152.3 million deferred revenue to revenue, respectively, which represented 69% and 72%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of March 31, 2025, Nextracker had $343.8 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 72% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.

NEXTRACKER
Notes to the consolidated financial statements
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
Inflation Reduction Act of 2022 (“IRA”) 45X Vendor Rebates and Assignments
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions and significantly increased enforcement resources. The Section 45X of the Internal Revenue Code (“IRC”) of 1986, as amended Advanced Manufacturing Production Credit (“45X Credit”), which was established as part of the IRA, is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has executed agreements with certain suppliers to grow its U.S. manufacturing footprint. These suppliers produce 45X Credit-eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. The Company has contractually agreed with these suppliers to either share a portion of the economic value of the credit related to Nextracker's purchases in the form of a vendor rebate or assign their credit directly to the Company (“an assignment”) pursuant to Section 6418 of the IRC. The Company accounts for these 45X Credits shared and assigned to the Company as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point the Company recognizes such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income. 45X Credits assigned to Nextracker are also treated as a reduction to the Company’s federal tax payable as further discussed in Note 13.
During the fourth quarter of fiscal year 2024, the Company determined the amount and collectability of the 45X Credit vendor rebates it expects to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024.
Fair value
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value establishes a fair value hierarchy based on the level of independent objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2 - Applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets) such as cash and cash equivalents and money market funds; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The fair values of Nextracker’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities.

NEXTRACKER
Notes to the consolidated financial statements
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
The following table summarizes the activity in Nextracker’s allowance for credit losses during fiscal years 2025, 2024 and 2023:

	Balance at beginning of year	Charges/ (recoveries) to costs and expenses (1)	Deductions/ Write-Offs	Balance at end of year
Allowance for credit losses:	(In thousands)
Year ended March 31, 2023	$3,574	$(1,054)	$(752)	$1,768
Year ended March 31, 2024	1,768	2,197	(93)	3,872
Year ended March 31, 2025	3,872	(2,399)	(1)	1,472
(1)Charges and recoveries incurred during fiscal years 2025, 2024 and 2023 are primarily for costs and expenses or bad debt and recoveries related to various distressed customers.
The following table sets forth the revenue from customers that individually accounted for greater than 10% of the Company's revenue and the respective percentages during the periods included below:

	Fiscal year ended March 31,
	2025		2024		2023
	(In millions, except percentages)
Customer A	*	*	*	*	$331.0	17.4%
Customer G	*	*	$426.1	17.0%	*	*
* Percentage below 10%
The following table sets forth the percentage of accounts receivable, net and contract assets, from the Company's largest customers that exceeded 10% of its total accounts receivable, net and contract assets as of the periods included below:

	As of March 31,
	2025	2024	2023
Customer A	*	12.4%	15.2%
Customer F	*	*	14.0%
Customer G	*	15.5%	*
Flex	11.5%	*	*
* Percentage below 10%
Accounts receivable, net
Nextracker’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is

NEXTRACKER
Notes to the consolidated financial statements
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
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from two to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on the Company's warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextracker specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the fiscal years ended March 31, 2025 and 2024:

	As of March 31,
	2025	2024
	(In thousands)
Beginning balance	$12,511	$22,591
Provision (release) for warranties issued	11,613	(4,459)
Payments	(6,143)	(5,621)
Ending balance	$17,981	$12,511
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Property and equipment, net
Property and equipment are stated at cost, or acquisition-date fair value for property and equipment acquired in business combinations, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are depreciated over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment is comprised of the following:

NEXTRACKER
Notes to the consolidated financial statements

	Depreciable life (In years)	As of March 31,
		2025	2024
		(In thousands)
Machinery and equipment	3 - 8	$37,929	$10,623
Leasehold improvements	Up to 5	10,854	5,168
Furniture, fixtures, computer equipment and software	3 - 7	13,515	11,783
Construction-in-progress	—	18,942	3,051
		81,240	30,625
Accumulated depreciation		(20,845)	(21,389)
Property and equipment, net		$60,395	$9,236
Total depreciation expense associated with property and equipment was approximately $7.9 million, $4.1 million, and $3.4 million in fiscal years 2025, 2024 and 2023, respectively.
Nextracker reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing the carrying amount to the lowest level of identifiable projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds the fair value. Management determined there was no impairment for the fiscal years ended March 31, 2025, 2024 and 2023.
Deferred income taxes
Nextracker accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Nextracker recognizes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Nextracker accounts for uncertain income tax positions by recognizing the impact of a tax position in its consolidated financial statements when Nextracker believes it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authorities based on the technical merits of the position.
Income taxes
The Company operates in numerous states and countries and must allocate its income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, the Company's provision for income taxes represents its total estimate of the liability for income taxes that the Company has incurred in doing business each year in the jurisdictions in which Nextracker operates. Annually, the Company files tax returns that represent its filing positions with each jurisdiction and settles its tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of the Company's annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in its financial statements. The Company recognizes additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as its estimated liabilities are revised and its actual tax returns and tax audits are completed.
Goodwill and other intangibles assets
In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired developed technology, are amortized over their estimated useful lives. Nextracker reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Nextracker also tests goodwill at

NEXTRACKER
Notes to the consolidated financial statements
least annually for impairment at the beginning of its fourth fiscal quarter. Refer to Note 5 for additional information about goodwill and other intangible assets.
Other current assets
Other current assets include short-term deposits and advances of $50.2 million and $104.7 million as of March 31, 2025 and 2024, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Deferred tax assets
Deferred tax assets of $498.8 million and $438.3 million as of March 31, 2025 and 2024, respectively, primarily related to the Company's investment in Nextracker LLC as further described in Note 13.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $42.9 million and $43.2 million as of March 31, 2025 and 2024, respectively. In addition, accrued expenses also includes $54.1 million and $39.2 million accrued payroll as of March 31, 2025 and 2024, respectively.
Tax Receivable Agreement and liability
TRA liability related to the amount expected to be paid to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, were $419.4 million and $391.6 million, as of March 31, 2025 and 2024, respectively, of which $394.9 million and $391.6 million, respectively, were included in TRA liabilities and $24.5 million and zero, respectively, were included in other current liabilities on the consolidated balance sheets, representing 85% of the estimated future tax benefits subject to the TRA. Any U.S. federal, state and local income tax or franchise tax that the Company realizes or is deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to the Company as a result of certain transactions contemplated in connection with Nextracker's IPO, exchanges of Class A common stock and payments made under the TRA. The actual amount and timing of any payments under these agreements, will vary depending upon a number of factors, including, among others, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of its payments under the tax receivable agreements constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, the Company considers its historical results as well as assumptions related to future forecasts for its various businesses by location. The impact of any changes in the total projected obligations recorded under the tax receivable agreements as a result of actual changes in the geographic mix of the Company's earnings, changes in tax legislation and tax rates or other factors that may impact its actual tax savings realized will be reflected in income before taxes in the period in which the change occurs. During fiscal year 2025, a payment of $15.5 million was made to Flex, TPG and the TPG Affiliates, which is presented as a financing activity on the consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of long-term lease liabilities, as disclosed in the "Leases" section below, and the long-term portion of standard product warranty liabilities of $6.4 million and $6.4 million as of March 31, 2025 and 2024, respectively.
Stock-based compensation
Stock-based compensation is accounted for in accordance with ASC 718-10, Compensation-Stock Compensation. The Company records stock-based compensation costs related to its incentive awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation cost for time-based awards is recognized on a straight-line basis over the respective vesting period. Compensation cost for performance-based awards with a performance condition is reassessed each period and recognized based upon the probability that the performance conditions will be achieved. The performance-based awards with a performance condition are expensed when the achievement of performance conditions are probable. The total expense recognized over the vesting period will only be for those awards that ultimately vest and forfeitures are recorded when they occur. Refer to Note 7 for further discussion.

NEXTRACKER
Notes to the consolidated financial statements
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
As of March 31, 2025 and 2024, current operating lease liabilities were $8.5 million and $3.9 million, respectively, which are included in other current liabilities on the consolidated balance sheets and long-term lease liabilities were $25.6 million and $13.6 million, respectively, which are included in other liabilities on the consolidated balance sheets. ROU assets are included in other assets on the consolidated balance sheets. Refer to Note 3 for additional information about Leases.
Recently issued accounting pronouncement
Accounting Standards Update ("ASU") 2024-03 and 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: In November 2024, the Financial Accounting Standards Board ("FASB") issued a new accounting standard requiring a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2028 and interim reporting requirements are effective beginning in the first quarter of fiscal year 2029, with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2028 with an immaterial impact on its consolidated financial statements.
ASU 2023-09, Improvements to income Tax Disclosures: In December 2023, the FASB issued a new accounting standard to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. The new standard is effective to the Company beginning in fiscal year 2026 with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2026 with an immaterial impact on its consolidated financial statements.
Recently adopted accounting pronouncement
ASU 2023-07, Segment Reporting—Improvement to Reportable Segment Disclosures: In November 2023, the FASB issued a new accounting standard which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2025 and interim reporting requirements beginning in the first quarter of fiscal year 2026. The Company adopted the new guidance in fiscal year 2025 with no material impact on its financial position, results of operations or cash flows, but the adoption did result in new and expanded segment disclosures. The Company has included such disclosures in Note 14.
3.Leases
Nextracker has several commitments under operating leases for warehouses, buildings, and equipment. Leases have initial lease terms ranging from one year to ten years.

NEXTRACKER
Notes to the consolidated financial statements
The components of lease cost recognized under ASC 842 Leases were as follow (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Operating lease cost	$8,049	$2,281	$1,922
Amounts reported in the consolidated balance sheet as of March 31, 2025 and 2024 were as follows (in thousands, except weighted average lease term and discount rate):

	As of March 31,
	2025	2024
Operating Leases:
Operating lease ROU assets	$32,795	$17,390
Operating lease liabilities	34,114	17,457

Weighted-average remaining lease term (In years)	4.9	4.3

Weighted-average discount rate	6.2%	5.6%
Other information related to leases was as follows (in thousands):

	Fiscal year ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,780	$2,299	$1,928

Non-cash investing and financing activity:
Right-of-use assets obtained in exchange of lease liabilities	$29,858	$15,873	$756
Reduction of lease liabilities and right-of-use assets from lease termination	(8,608)	—	—
Future lease payments under non-cancellable leases as of March 31, 2025 are as follows (in thousands):

Operating Leases
Fiscal year ended March 31,
2026	$9,458
2027	8,763
2028	7,044
2029	6,317
2030	2,418
Thereafter	6,054
Total undiscounted lease payments	40,054
Less: imputed interest	5,940
Total lease liabilities	$34,114
4.Revenue
The Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer-point in time and over time for the fiscal years ended March 31, 2025, 2024 and 2023:

NEXTRACKER
Notes to the consolidated financial statements

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Timing of Transfer
Point in time	$77,037	$35,268	$50,516
Over time	2,882,160	2,464,573	1,851,621
Total revenue	$2,959,197	$2,499,841	$1,902,137
5.Goodwill and intangible assets
Goodwill
As of March 31, 2025 and 2024, goodwill totaled $371.0 million and $265.2 million, respectively and is not deductible for tax purposes. During fiscal year 2025, the additions to the Company’s goodwill are driven by its acquisitions of Ojjo, Inc. (“Ojjo”) and the solar foundations business held by Solar Pile International (“SPI”) as further described below in Note 15.
There were no changes in goodwill during the fiscal year ended March 31, 2024. The following table summarizes the activity in the Company’s goodwill during the fiscal year ended March 31, 2025 (in thousands):

Balance as of March 31, 2024	$265,153
Additions	103,565
Purchase accounting adjustments	2,300
Balance as of March 31, 2025	$371,018
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances, such as when there is a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2025, and assessed qualitative factors to determine whether it is more likely or not that the fair value of its reporting units is less than its carrying amount. The qualitative assessment required management to make various judgmental assumptions including but not limited to macroeconomic conditions, industry and market considerations, cost factors, financial performances, change in stock price. Management assessed each factor and evaluated whether the evidence, in aggregate, would indicate that it is more likely than not that the Company's reporting unit is less than its carrying amount. As a result of the qualitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of its reporting unit exceeded its carrying value.
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
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The fair value of Nextracker’s intangible assets is determined based on management’s estimates of cash flows and recoverability. Nextracker reviewed the carrying value of its intangible assets as of March 31, 2025 and 2024, and concluded that such amounts continued to be recoverable.

NEXTRACKER
Notes to the consolidated financial statements
The components of identifiable intangible assets are as follows (in thousands):

		As of March 31, 2025			As of March 31, 2024
	Weighted-average remaining useful life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	9.4	$39,200	$(2,394)	$36,806	$—	$—	$—
Customer relationships	4.2	18,000	(2,779)	15,221	—	—	—
Trade name and other intangibles	3.4	3,018	(1,804)	1,214	3,000	(1,454)	1,546
Total		$60,218	$(6,977)	$53,241	$3,000	$(1,454)	$1,546
The gross carrying amount of intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the fiscal years ended March 31, 2025, 2024 and 2023 are as follows:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Cost of sales	$2,744	$275	$250
Selling general and administrative expense	2,779	—	957
Total amortization expense	$5,523	$275	$1,207
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of March 31, 2025 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2026	$7,893
2027	7,870
2028	7,841
2029	7,695
2030	4,741
Thereafter	17,183
Total amortization expense	$53,223
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

NEXTRACKER
Notes to the consolidated financial statements
Series A Preferred Units held by such blocker corporation for a total of 15,279,190 shares of the Company’s Class A common stock.
•Immediately prior to the closing of the IPO, Nextracker LLC made a distribution in an aggregate amount of $175.0 million (the “Nextracker LLC Distribution”). With respect to such Nextracker LLC Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of Nextracker LLC. The Nextracker LLC Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the senior credit facility with a syndicate of banks (as amended from time to time, the "2023 Credit Agreement"), as further discussed in Note 9.
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
On February 13, 2023, the members of Nextracker LLC entered into the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the "LLC Agreement") to, among other things, effect the Transactions described above and to appoint the Company as the managing member of Nextracker LLC. As of March 31, 2024, the Company beneficially owns 140,773,223 Nextracker LLC common units after the completion of the IPO, the Transactions, the follow-on offering and the Spin Transactions described below.
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
•The Company beneficially owned 62,053,870 Nextracker LLC units, representing approximately 42.91% of the total common units of Nextracker LLC.
Exchange Agreement
The Company, Nextracker LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require Nextracker LLC to exchange Nextracker LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of the Company on a basis, or, in the alternative, the Company may elect to exchange such Nextracker LLC common units (together with a corresponding number of shares of Nextracker Class B common stock) for cash equal to the product of (i) the number of Nextracker LLC

NEXTRACKER
Notes to the consolidated financial statements
common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of Nextracker's Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextracker may at its option effect a direct exchange of shares of Class A common stock for Nextracker LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and Nextracker LLC. As Nextracker LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the consolidated balance sheets.
The Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker pursuant to the Merger Agreement to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which was a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextracker, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition Corp., with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger would automatically convert into the right to receive a number of shares of the Company's Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Nextracker's Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, undertaken shortly following the completion of the Merger.
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
On February 5, 2025, TPG exchanged all its remaining Nextracker LLC common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company.

NEXTRACKER
Notes to the consolidated financial statements
Tax distributions
During fiscal years 2025 and 2024, and pursuant to the LLC Agreement, Nextracker LLC made a pro rata tax distributions cash payment to its non-controlling interest holders in the aggregate amount of approximately $6.1 million and $66.9 million, respectively.
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
The 2022 Plan is administered by the Board or such other committee appointed by the Board. Awards granted under the 2022 Plan expire no more than 10 years from the grant date. The 2022 Plan authorized the grant of 24.0 million equity-based awards. As of March 31, 2025, the Company had approximately 13.4 million equity-based awards available for grant under the 2022 Plan.
During fiscal year 2025, the Company granted the following three types of equity-based compensation awards to its employees under the 2022 Plan:
•Restricted incentive unit awards ("RSU"), whereby vesting is generally contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year.
•Options awards, whereby such awards will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through vesting date; and
•Performance based vesting awards ("PSUs") whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2027, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 - 300% of such PSUs ultimately vesting. The earned PSUs will cliff-vest on March 31, 2027.
The service period of options and PSU awards granted in fiscal year 2024 is three years. The service period of options and PSU awards granted in fiscal year 2023 is four years, and three years, respectively.
On the date any performance-based vesting requirement is satisfied, the award holder will become vested in the number of awards that have satisfied the time-based vesting requirement, if any.
Stock-based compensation expense
The following table summarizes the Company’s stock-based compensation expense:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Cost of sales	$11,927	$10,764	$12,794
Selling, general and administrative expenses	98,532	38,325	19,200
Research and development	8,421	7,694	—
Total stock-based compensation expense	$118,880	$56,783	$31,994

NEXTRACKER
Notes to the consolidated financial statements
During the fourth quarter of fiscal year 2025, the Company recognized net incremental stock-based compensation expense of approximately $14.8 million for certain PSU awards for which the performance conditions were achieved. Such expense is included in the amounts above.
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
As of March 31, 2025, the total unrecognized compensation expense for unvested awards under the 2022 Plan and the related remaining weighted average period for expensing is summarized as follow:

	Unrecognized compensation expense (in thousands)	Weighted average remaining period (in years)
Options	$14,840	1.5
RSU	78,486	2.0
PSU	37,856	1.5
Total unrecognized compensation expense	$131,182
Determining fair value — RSU awards
Valuation and Amortization Method - The Company determined the fair value of RSUs granted in fiscal year 2025 under the 2022 Plan based on the closing price per share of its Class A common stock as of the grant date of the awards. The compensation expense is generally recognized on a straight-line basis over the respective vesting period.
The valuation of RSUs granted under the 2022 Plan, during fiscal year 2023 (prior to the IPO) was determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation.” Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding the Company's expected future revenue and EBITDA, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact the Company's valuations as of each valuation date and may have a material impact on the valuation of its common stock.
Determining fair value — Options and PSU awards
Valuation - The Company estimated the fair value of Options awards granted in fiscal years 2025 and 2024 under the 2022 Plan, using a Black-Scholes option pricing model.
The fair values of Options awards granted in fiscal year 2023 and PSU awards granted in fiscal years 2025, 2024 and 2023, under the 2022 Plan, were estimated using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
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

NEXTRACKER
Notes to the consolidated financial statements
The fair value of the Company's awards granted under the 2022 Plan was estimated based on the following assumptions:

	Fiscal year ended March 31,
	2025	2024	2023
Expected volatility	52% - 60%	65.0%	65% - 70%
Expected dividends	—%	—%	—%
Risk-free interest rate	4.4% - 5.0%	3.8% - 4.6%	2.5% - 2.7%
Awards activity
The following table summarizes the RSU awards activity under the 2022 Plan for the fiscal year ended March 31, 2025:

	Fiscal year ended March 31,
	2025
	Number of RSUs	Weighted average grant date fair value per share
Unvested RSU awards outstanding, beginning of fiscal year	2,718,133	$31.37
Granted	1,727,191	41.52
Vested	(999,928)	30.32
Forfeited (1)	(205,025)	34.54
Unvested RSU awards outstanding, end of fiscal year	3,240,371	$37.04
(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of RSU awards granted during the fiscal years ended March 31, 2024 and 2023 was $41.55 and $17.03 per award, respectively, and the weighted average modification date fair value was $20.40 per award as of February 9, 2023. The total fair value of RSUs vested during the fiscal years ended March 31, 2025 and 2024 was $30.3 million and $13.2 million, respectively. There were no RSUs vested during the fiscal year ended March 31, 2023.
The following table summarizes the PSU awards activity under the 2022 Plan for the fiscal year ended March 31, 2025:

	Fiscal year ended March 31,
	2025
	Number of PSUs	Weighted average grant date fair value per share
Unvested PSU awards outstanding, beginning of fiscal year	1,007,476	$47.01
Granted (1)	940,217	74.18
Vested	—	—
Forfeited	(27,970)	58.30
Unvested PSU awards outstanding, end of fiscal year	1,919,723	$59.70
(1)Includes 292,958 PSU awards related to the third tranche of performance-based awards granted in fiscal year 2023 that met the criteria for a grant date under ASC 718 as the performance metrics for these awards were determined during fiscal year 2025. Additionally, includes 219,709 PSU awards representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for the second tranche of PSU awards granted in fiscal year 2023.
The weighted average grant date fair value of the PSU awards granted during the fiscal years ended March 31, 2024 and 2023 was $54.77 and $19.35 per award, respectively, and the weighted average modification date fair value was $23.01 per award as of February 9, 2023.

NEXTRACKER
Notes to the consolidated financial statements
Additional information for the PSUs awarded in fiscal year 2025 is further detailed in the table below:

				Range of shares that may be issued
Year of grant	Performance end date	Targeted number of awards as of March 31, 2025	Weighted average grant date fair value per share	Minimum	Maximum
Fiscal Year 2023	March 31, 2025	512,667	$87.43	—	1,025,334	(1)
Fiscal Year 2025	March 31, 2027	399,580	$58.30	—	1,198,740	(2)
(1)Payouts can range from 0% to 200% of the applicable tranche targets based on the achievement levels of the Company's Total Shareholder Return ("TSR"), as determined in the Restricted Incentive Unit Award Agreement under the 2022 Plan for performance-based vesting awards.
(2)Payouts can range from 0% to 300% based on the achievement of certain metrics specific to the Company.
The following table summarizes the Options awards activity under the 2022 Plan for the fiscal year ended March 31, 2025:

	Fiscal year ended March 31,
	2025
	Number of Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Options awards outstanding, beginning of fiscal year	3,151,402	$23.84
Granted	296,493	47.05
Exercised	(18,905)	10.39
Forfeited (1)	(66,492)	29.33
Options awards outstanding, end of fiscal year	3,362,498	$25.85	3.1	$56,121
Options awards exercisable as of end of fiscal year	712	$10.39	2.2	$25
Options awards vested and expected to vest, end of fiscal year	3,362,498	$25.85	3.1	$56,121
(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of Options awards granted during the fiscal years ended March 31, 2025, 2024 and 2023 was $29.05, $24.95 and $5.17 per award, respectively and the weighted average modification date fair value was $6.30 per award as of February 9, 2023. The aggregate intrinsic value of Options awards exercised during the fiscal years ended March 31, 2025 was $0.6 million. The total fair value of Options awards vested during the fiscal year ended March 31, 2025 was immaterial. No Options awards vested or exercised during the fiscal years ended March 31, 2024 or 2023. Cash received from Options awards exercised and the tax benefit for the tax deductions from Option awards exercised during the fiscal year ended March 31, 2025 was immaterial.
The following table presents the composition of options outstanding and exercisable as of March 31, 2025:

	Options outstanding			Options exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
<$20	712	2.2	$10.39	712	$10.39
$20.00 - $40.00	2,616,432	1.8	21.00	—	N/A
$40.00 - $60.00	745,354	7.5	42.90	—	N/A
	3,362,498	3.1	$25.85	712	$10.39

NEXTRACKER
Notes to the consolidated financial statements
Out of the 3.4 million options outstanding as of March 31, 2025, approximately 2.6 million options were granted in fiscal year 2023 whereby vesting was tied to certain performance metrics specific to the Company. The vesting information for these shares is further detailed in the table below.

				Range of shares that may be issued
Year of grant	Options performance period end date	Targeted number of awards as of March 31, 2025	Weighted average grant date fair value per share	Minimum	Maximum
Fiscal Year 2023	March 31, 2026	2,616,432	$6.30	—	2,616,432
8.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to Nextracker Inc. common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
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

NEXTRACKER
Notes to the consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company's common stock for the period is presented below:

	Fiscal year ended March 31, 2025			Fiscal year ended March 31, 2024			February 9, 2023 - March 31, 2023
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$509,168	143,539,344	$3.55	$306,241	77,067,639	$3.97	$1,143	45,886,065	$0.02

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,198,258			1,089,554			377,316
Common stock equivalents from RSUs (2)		1,349,145			1,268,923			1,291,346
Common stock equivalents from PSUs (3)		1,287,558			558,733			92,388
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$8,078	1,901,645		$189,974	67,299,481		$2,446	98,204,522

Diluted EPS
Net income	$517,246	149,275,950	$3.47	$496,215	147,284,330	$3.37	$3,589	145,851,637	$0.02

NEXTRACKER
Notes to the consolidated financial statements
(1)During fiscal years ended March 31, 2025 and 2024, approximately 0.7 million and 0.5 million Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No Options awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.
(2)During fiscal years ended March 31, 2025 and 2024, an immaterial amount of RSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No RSU awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.
(3)During fiscal years ended March 31, 2025 and 2024, an immaterial amount of PSU awards and no PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No PSU awards were excluded from the computation of diluted earnings per share in the fiscal year ended March 31, 2023.
9.Bank borrowings and long-term debt
On February 13, 2023, the Company and Nextracker LLC, as the borrower, entered into the 2023 Credit Agreement, which is comprised of (i) a term loan in the aggregate principal amount of $150.0 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500.0 million (the “RCF”). The RCF is available to fund working capital, capital expenditure and other general corporate purposes.
On February 19, 2025, the Company repaid in full all outstanding obligations under the Term Loan under the 2023 Credit Agreement and wrote off an immaterial amount of unamortized issuance cost associated with the term loan upon the repayment.
As a result of an amendment to the 2023 Credit Agreement entered into by Nextracker Inc. and the LLC on June 21, 2024, the Company incurred and capitalized $6.0 million of issuance cost for the revolver, which is included in other assets in the consolidated balance sheets. These issuance costs along with the unamortized issuance costs associated with the RCF that were outstanding as of the June 21, 2024 will be amortized over the remaining term of the 2023 Credit Agreement. As of March 31, 2025, the Company had $6.0 million unamortized issuance costs for the RCF.
As of March 31, 2024, the Company had $147.7 million, outstanding under the Term Loan, net of issuance costs, of which $144.0 million was included in long-term debt, net of current portion and $3.7 million was included in current portion of long-term debt on the consolidated balance sheets.
The RCF under the 2023 Credit Agreement is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028. A portion of the RCF is available for the issuance of letters of credit, which was increased from $300.0 million to $500.0 million by an amendment to the 2023 Credit Agreement entered into by Nextracker Inc. and the LLC on June 21, 2024. A portion of the RCF not to exceed $50.0 million is available for swing line loans. Subject to the satisfaction of certain conditions, the LLC will be permitted to increase the RCF commitment in an aggregate principal amount equal to $257.5 million plus an additional amount such that the secured net leverage ratio or total net leverage ratio, as applicable, is equal to or less than a specified threshold after giving pro forma effect to such incurrence. As of March 31, 2025, the Company had approximately $913.7 million available under the RCF, net of $86.3 million of outstanding letters of credit.
The obligations of the LLC under the 2023 Credit Agreement and related loan documents are jointly and severally guaranteed by the Company, certain other holding companies (collectively, the “Guarantors”) and, subject to certain exclusions, certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries.
As of the closing of the 2023 Credit Agreement, all obligations of the LLC and the Guarantors were secured by certain equity pledges by the LLC and the Guarantors. However, if the LLC’s total net leverage ratio exceeds a specified threshold, the collateral will include substantially all the assets of the LLC and the Guarantors and, if the LLC meets certain investment grade conditions, such lien will be released.
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

NEXTRACKER
Notes to the consolidated financial statements
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a consolidated total net leverage ratio below a certain threshold. As of March 31, 2025, the Company was in compliance with all applicable covenants under the 2023 Credit Agreement and the RCF.
As of March 31, 2024, the Term Loan, which was categorized as Level 2 on the fair value hierarchy, bore interest at the applicable SOFR rate as of disbursement date, plus a spread based on certain financial metrics for the last twelve-month period and therefore the carrying amount approximated the fair value as of March 31, 2024. The effective interest rate for the Company's long-term debt was 7.12% for the fiscal year ended March 31, 2024.
10.Supplemental cash flow disclosures
The following table represents supplemental cash flow disclosures of income taxes paid, interest paid, and non-cash investing and financing activities:

	Fiscal year ended March 31,
	2025	2024	2023
Supplemental disclosure:	(In thousands)
Income taxes paid (1)	$125,519	$28,551	$—
Interest paid	10,319	10,654	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,663	$1,596	$206
TRA revaluation	7,635	23,823	—
Stock-based compensation tax benefits	1,698	—	—
Unpaid distribution to non-controlling interest holders	3,010	—	—
Other equity	3,476	—	—
Reclassification of redeemable non-controlling interest	—	622,292	—
Capitalized offering costs	—	—	(5,331)
Legal settlement paid by Parent (2)	—	—	20,428
Paid-in-kind dividend for Series A redeemable preferred units	—	—	21,427
Settlement of assets and liabilities with Parent	—	—	52,529
(1)Amount presented in fiscal year 2025 is net of transfer and assignment of 45X Credit of $63.8 million.
(2)Amount presented in fiscal year 2023 is net of insurance recovery of $22.3 million related to the Company's litigation settlement in July 2022.
11.Relationship with Flex
On January 2, 2024, Nextracker became a fully independent company upon completion of the Spin Transactions, as described in Note 6, and Flex ceased to be a related party on that date.
Allocation of corporate expenses prior to the IPO and spin-off
Prior to the IPO, Nextracker was managed and operated in the normal course of business by Flex. Accordingly, certain shared costs were allocated to Nextracker and reflected as expenses in these consolidated financial statements for fiscal years 2024 and 2023. Nextracker’s management and the management of Flex considered the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical Flex expenses attributable to Nextracker for purposes of the stand-alone financial statements up until the IPO. However, the expenses reflected in these consolidated financial statements for fiscal years 2024 and 2023 may not be indicative of the expenses that would have been incurred by Nextracker during the periods presented if Nextracker historically operated as a separate, stand-alone entity during such

NEXTRACKER
Notes to the consolidated financial statements
periods, which expenses would have depended on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the expenses reflected in the consolidated financial statements for fiscal years 2024 and 2023 may not be indicative of expenses that Nextracker will incur in the future.
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
During the fiscal year ended March 31, 2023, Nextracker was allocated $5.2 million of general corporate expenses incurred by Flex. Of these expenses, $3.4 million was included within selling, general and administrative expenses and $1.8 million was included in cost of sales in the consolidated statements of operations and comprehensive income. An immaterial amount of general corporate expenses incurred by Flex was allocated to Nextracker during the fiscal year 2024 for the period prior to the spin-off.
Cash management and financing prior to the IPO and spin-off
Prior to the IPO, Nextracker participated in Flex’s centralized cash management programs. Disbursements were independently managed by Nextracker.
All significant transactions between Nextracker and Flex that were not historically cash settled were reflected in the consolidated statement of cash flows, for the period prior to the IPO, as net transfers to parent as these were deemed to be internal financing transactions. All intra-company accounts, profits and transactions have been eliminated. The following is a summary of material transactions reflected in the accumulated net parent investment through February 8, 2023 during the fiscal year ended March 31, 2023 (in thousands):

Corporate allocations (excluding stock-based compensation expense)	$1,483
Transfer of operations to Nextracker (1)	(39,025)
Net cash pooling activities (2)	(35,240)
Income taxes	41,238
Net transfers to parent	$(31,544)
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
The cash balance reflected in the consolidated balance sheets consist of the cash managed and controlled by Nextracker. Prior to the IPO, when Nextracker was a controlled entity of Flex, Nextracker's U.S. operations participated in the Flex cash pooling management programs intra-quarter. All outstanding positions were settled or scheduled for settlement as of each quarter end. Cash pooling activities during the period prior to the IPO were reflected under net transfers from Parent in the consolidated statements of redeemable interest and stockholders' deficit / parent company deficit and the consolidated statements of cash flows. As of the date of the separation with Flex, Nextracker no longer participates in the Flex cash pooling management programs and no cash pool payable was outstanding as of March 31, 2024.
Prior to the separation from Flex, due to related parties related to balances resulting from transactions between Nextracker and Flex subsidiaries that were historically cash settled. Nextracker purchased certain components and services from other Flex affiliates of $67.1 million for the fiscal year ended March 31, 2023.
Agreements with Flex
•Umbrella agreement — In February 2023, Nextracker Brasil Ltda., an indirect, wholly-owned subsidiary of Nextracker Inc., and Flextronics International Technologia Ltda., an affiliate of Flex, entered into an umbrella agreement (the “Umbrella Agreement”) that governs the terms, conditions and obligations of a strategic commercial relationship between Nextracker Inc. and Flex for the sale of the Company’s solar trackers in Brazil. The Umbrella

NEXTRACKER
Notes to the consolidated financial statements
Agreement is renewable automatically for successive one-year periods, unless a party provides written notice to the other parties that such party does not intend to renew within at least ninety days prior to the end of any term.
•Tax Matters Agreement — Immediately prior to the Spin Distribution, Nextracker, Flex and Yuma entered into a tax matters agreement (the “Tax Matters Agreement”) which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin Distribution and the Merger), tax attributes, tax returns, tax contests and certain other matters.
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
On February 6, 2024, pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Sub As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextracker Inc. On February 21, 2025, Flex and Flextronics International USA, Inc. filed suit in the Delaware Court of Chancery, alleging that Flex is entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub. on February 6, 2024, under the terms of the contracts governing Nextracker’s spin-off from Flex. The complaint asserts claims against Nextracker Inc., Nextracker LLC, Yuma Acquisition Sub LLC and Yuma Sub for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment.
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
On January 23, 2025, and March 18, 2025, purported stockholders of Nextracker filed stockholder derivative actions against the Company’s directors and certain of the its officers in the U.S. District Court for the Northern District of California based on factual allegations similar to those underlying the securities class action described above. The derivative actions assert claims on behalf of Nextracker for, among other things, violations of the federal securities laws and breaches of fiduciary duties, and seek damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs.
Based on the preliminary nature of these proceedings, the Company is unable to reasonably estimate a loss, if any, arising from the above-referenced matters.
Antidumping and Countervailing Duties
On August 18, 2023, the U.S. Department of Commerce issued final affirmative determinations of circumvention with respect to certain crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using parts and components from China. As a result, certain CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam are now subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012. Subject to certain certification and utilization conditions, imports of CSPV cells and modules covered by the circumvention determinations that entered the United States during the two-year period prior to June 6, 2024 were not subject to AD/CVD cash deposit or duty requirements. Imports of CSPV cells and modules from the four Southeast Asian countries covered by the circumvention determination that entered the United States on or after June 6, 2024 are subject to AD/CVD cash deposit requirements of the China AD/CVD orders and, possibly, final AD/CVD duty liability. Entries prior to June 6, 2024, back to April 1, 2022, could be subject to China AD/CVD duty liability if the proper certifications justifying non-payment of cash deposits at the time of entry were not submitted. Cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.

NEXTRACKER
Notes to the consolidated financial statements
In April 2025, Commerce also issued final affirmative AD/CVD determinations covering CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam not covered by the August 18, 2023 circumvention determinations. Combined AD/CVD cash deposit requirements associated with these new proceedings range from 15% to over 3,000%.
In December 2024, in connection with the circumvention final determination, U.S. Customs and Border Protection (“CBP”) instructed Nextracker to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of its imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. These CSPV modules are Nextracker's proprietary modules that provide off-grid power to its controllers located either on each tracker row or weather stations at the project site. CBP based its instruction to make the cash deposit payment on alleged deficiencies with respect to certifications that were to accompany the imports. If CBP were to instruct the Company to make AD/CVD cash deposit payments relating to other past imports of its proprietary CSPV modules covered by the circumvention determinations, which are much larger in volume than the number of imports related to the $1 million cash deposits, the Company could be required to pay additional cash deposits, and these cash deposits could be material and may not be ultimately refunded to the Company. Nextracker is taking steps which seek to prevent or mitigate the effect of further retroactive cash deposit requirements. Management cannot reasonably estimate a range of potential loss.
13.Income taxes
The domestic and foreign components of income before income taxes were comprised of the following:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Domestic	$620,166	$576,009	$117,115
Foreign	27,850	31,988	51,968
Total	$648,016	$607,997	$169,083
The provision for income taxes consisted of the following:

	Fiscal year ended March 31,
	2025	2024	2023
Current:	(In thousands)
Domestic	$132,181	$65,286	$35,244
Foreign	11,486	7,904	18,238
Total	143,667	73,190	53,482

Deferred:
Domestic	$(13,452)	$30,496	$(8,660)
Foreign	555	8,096	2,928
Total	(12,897)	38,592	(5,732)

Provision for income taxes	$130,770	$111,782	$47,750

NEXTRACKER
Notes to the consolidated financial statements
The domestic statutory income tax rate was 21% in fiscal years 2025, 2024 and 2023. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Income taxes based on domestic statutory rates	$136,083	$127,679	$35,508
Effect of tax rate differential	1,682	2,165	7,487
Foreign-derived intangible income deduction	(20,747)	(9,055)	(3,235)
Foreign disregarded entities	6,261	5,574	11,020
Foreign tax deduction	—	—	(3,659)
Change in TRA Liability	23	(12,416)	—
Amount allocated to non-controlling interest	(1,702)	(41,348)	(1,671)
Stock-based compensation	7,097	—	—
State	15,314	7,810	4,535
Change in state effective rate	(7,494)	31,279	—
Guaranteed payment on Series A Preferred Units	—	—	(4,500)
Other	(5,747)	94	2,265
Provision for income taxes	$130,770	$111,782	$47,750

NEXTRACKER
Notes to the consolidated financial statements
The components of deferred income taxes are as follows:

	As of March 31,
	2025	2024
Deferred tax liabilities:	(In thousands)
Foreign taxes	$(18,128)	$(14,319)
Fixed assets	(2,871)	(3)
Intangible assets	(10,329)	—
Others	(4,047)	(763)
Total deferred tax liabilities	(35,375)	(15,085)
Deferred tax assets:
Stock-based compensation	24,125	15,629
Net operating loss and other carryforwards	23,417	5,032
Investment in Nextracker LLC	435,802	384,594
Interest deduction on investment in Nextracker LLC	28,267	25,122
Foreign tax credits	13,632	9,455
Others	9,962	5,908
Total deferred tax assets	535,205	445,740
Valuation allowances	(1,052)	(1,173)
Total deferred tax assets, net of valuation allowances	534,153	444,567

Net deferred tax asset	$498,778	$429,482

The net deferred tax asset is classified as follows:
Long-term asset	$498,778	$438,272
Long-term liability	—	(8,790)
Total	$498,778	$429,482
The Company has recorded deferred tax assets of approximately $23.4 million related to tax losses and other carryforwards. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2026 - 2031	$—
2032 - 2037	364
2038 - Post	139
Indefinite	22,914
Total	$23,417
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2025, no change to the valuation allowance account of $1.1 million related to a foreign jurisdiction has been recorded to recognize only the portion of the deferred tax asset that is most likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
As of March 31, 2025, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $77.9 million of undistributed foreign earnings, recording a deferred tax liability of approximately $5.5 million thereon.

NEXTRACKER
Notes to the consolidated financial statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Balance, beginning of fiscal year	$349	$434	$440
Increase / (decrease) to tax positions in prior period	(4)	(85)	(6)
Increase due to business combinations	1,118	—	—
Lapse of statute of limitations	(345)	—	—
Balance, end of fiscal year	$1,118	$349	$434
Nextracker and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, Nextracker is no longer subject to income tax examinations by tax authorities for years before 2018.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. The Company had immaterial accrued interest and penalties as of March 31, 2025 and 2024, respectively. Based on current information, the Company does not expect any of these unrecognized tax benefits to reverse in the next twelve months.
The Company has entered into 45X Credit transfer and assignment agreements with certain suppliers which resulted in an offset of the Company's federal tax payable by $63.8 million for the year ended March 31, 2025.
Tax Receivable Agreement
On February 13, 2023, Nextracker Inc. entered into the TRA with the LLC, Yuma, Yuma Sub, TPG Rise and the TPG Affiliates. The Tax Receivable Agreement provides for the payment by Nextracker Inc. to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that Nextracker Inc. is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or common units of the LLC (collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of Nextracker Inc.'s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of Nextracker Inc., as part of the Transactions, and (iv) certain other tax benefits related to Nextracker Inc. entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Prior to the Spin Transactions, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
As of March 31, 2025 and 2024, a liability of $419.4 million and $391.6 million, respectively, was recorded for the expected amount to be paid to Flex affiliate, TPG and the TPG affiliates, of which $394.9 million and $391.6 million, respectively, were included in TRA liabilities and $24.5 million and zero, respectively, were included in other current liabilities on the consolidated balance sheets. Separately, a deferred tax asset of $435.8 million and $384.6 million has been booked as of March 31, 2025 and 2024, respectively, reflecting Nextracker's outside basis difference in Nextracker LLC, which is included in deferred tax assets and other assets on the consolidated balance sheets. The difference between the liability and the deferred tax asset was recorded to additional paid-in-capital on the consolidated balance sheets.
During fiscal years 2025 and 2024, the Company incurred $0.1 million and $28.4 million of other tax related loss and income, respectively, driven by the reduction in its liability under the TRA due to an increase and decrease in its forecasted estimated state effective tax rate. These tax related income have been presented in other income, net on the consolidated statement of operations for the fiscal years ended March 31, 2025 and 2024.
Pillar Two
The Organization for Economic Co-operation and Development ("OECD"), a global policy forum, issued Pillar Two Global Anti-Base Erosion rules, which a global minimum tax of 15% would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. The Company has evaluated the impact of these rules and currently believes that it will not have a material impact on its financial results through 2026.

NEXTRACKER
Notes to the consolidated financial statements
As many countries have proposed or enacted Pillar Two in jurisdictions in which the Company operates, the Company continues to monitor the relevant developments.
Tax distributions
During fiscal years 2025 and 2024, and pursuant to the LLC Agreement, Nextracker LLC made pro rata tax distributions cash payment to its non-controlling interest holders in the aggregate amount of approximately $6.1 million and $66.9 million, respectively.
14.Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and Nextracker’s performance are assessed by its Chief Executive Officer, identified as the CODM, using consolidated net income as the primary measure of segment profit to support business expansion, new product development and operational efficiencies.
The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
For all periods presented, Nextracker has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal year ended March 31,
	2025	2024	2023
	(In thousands)
Revenue	$2,959,197	$2,499,841	$1,902,137
Less:
Material cost	1,799,343	1,498,699	1,184,291
45X vendor credits	(224,879)	(121,405)	—
Freight, labor and other cost of sales	375,908	309,498	430,873
Selling, general and administrative expenses	290,321	183,571	96,869
Research and development	79,392	42,360	21,619
Interest expense	13,096	13,820	1,833
Other income, net	(22,000)	(34,699)	(2,431)
Provision for income taxes	130,770	111,782	47,750
Net income and comprehensive income	$517,246	$496,215	$121,333
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2025		2024		2023
Revenue:	(In thousands, except percentages)
U.S.	$2,031,603	69%	$1,702,611	68%	$1,298,596	68%
Rest of the World	927,594	31%	797,230	32%	603,541	32%
Total	$2,959,197		$2,499,841		$1,902,137
The United States is the principal country of domicile.
The following table summarizes the countries that accounted for more than 10% of revenue in fiscal years 2025, 2024 and 2023. Revenue is attributable to the countries to which the products are shipped.

NEXTRACKER
Notes to the consolidated financial statements

	Fiscal year ended March 31,
	2025		2024		2023
Revenue:	(In thousands, except percentages)
U.S.	$2,031,603	69%	$1,702,611	68%	$1,298,596	68%
Brazil	—	*	281,272	11%	295,846	16%
* Percentage below 10%
No other country accounted for more than 10% of revenue for the fiscal years presented in the table above.
As of March 31, 2025 and 2024, property and equipment, net in the United States was $56.6 million and $9.0 million, respectively, which represents substantially all of the Company's consolidated property and equipment, net. No other countries accounted for more than 10% of property and equipment, net as of March 31, 2025 and 2024.
15.Business acquisitions
During the fiscal year ended March 31, 2025, the Company completed three acquisitions.
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
The contingent earnout has a maximum possible consideration of $6.0 million upon the achievement of future revenue performance targets, measured in megawatts (“MW”), over a four-year period starting October 1, 2024. The fair value of the contingent earnout liability as of the acquisition date was estimated to be $2.6 million based on a Monte-Carlo simulation model, which is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its consolidated statements of operations and comprehensive income. As of March 31, 2025, no change in the fair value of the contingent earnout liabilities was identified by management, and as such, the $2.6 million was included in other liabilities in the consolidated balance sheets.
The Company incurred approximately $5.3 million of acquisition costs which are presented as selling, general and administrative expenses on the consolidated statement of operations and comprehensive income. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.

NEXTRACKER
Notes to the consolidated financial statements
The following represents the Company’s preliminary allocation of the Foundations acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$5,484
Property and equipment	23,576
Intangible assets	49,700
Goodwill	105,865
Other assets	4,633
Total assets	189,258

Current liabilities	17,467
Other liabilities, non-current	7,074
Total purchase price, net of cash acquired	$164,717
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
Pro-forma results of operations have not been presented because the effects were not material to the Company’s consolidated financial results for all periods presented.
Additionally, during fiscal year 2025, the Company completed an immaterial acquisition and received approximately $7.5 million of intangible assets, primarily developed technology, to be amortized over a useful life of ten years. The transaction was not material to the Company’s consolidated financial results for all periods presented.
In May 2025, the Company closed two acquisitions with an aggregate purchase price of $119 million, including cash consideration of approximately $90 million, net of cash acquired. These acquisitions expand Nextracker’s capabilities to provide our customers electrical infrastructure components that collect and transport electricity from solar panels to the power grid and certain services related to operations and maintenance. These acquisitions continue Nextracker’s strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025. The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report dated May 21, 2025, which has been included herein.
c.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nextracker Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 21, 2025, expressed an unqualified opinion on those financial statements.
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
May 21, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended March 31, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Nicholas (Marco) Miller, COO	Adoption	March 13, 2025	X			Up to 73,590 shares(3)	March 31, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Up to 50% of the net shares that vest between June 12, 2025 and March 31, 2026 upon settlement of PSUs and RSUs held by the reporting person will be sold.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2025 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2025 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2025 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2025 Annual Shareholders Meeting. Such information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
Information with respect to this item may be found in Nextracker Inc.'s definitive proxy statement to be delivered to shareholders in connection with Nextracker Inc.'s 2025 Annual Shareholders Meeting. Such information is incorporated by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.
EXHIBIT INDEX

			Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.		10-K	001-41617	4.1	June 9, 2023
10.1	Form of Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC.		S-1/A	333-269238	10.1	February 1, 2023
10.2	Form of Exchange Agreement.		S-1	333-269238	10.2	January 13, 2023
10.3	Form of Tax Receivable Agreement.		S-1/A	333-269238	10.3	January 24, 2023
10.4	Form of Letter Agreement.		S-1/A	333-269238	10.4	January 24, 2023
10.5	Form of Amended and Restated Separation Agreement by and among Flex Ltd., Nextracker LLC, Nextracker Inc. and Flextronics International USA, Inc.		S-1/A	333-269238	10.5	February 1, 2023
10.6†	Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan, as amended and restated effective as of August 19, 2024.		10-Q	001-4167	10.1	November 1, 2024

10.7†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).	S-1	333-269238	10.11	January 13, 2023
10.8†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for performance-based vesting awards (Executive).	S-1	333-269238	10.12	January 13, 2023
10.9†	Form of Unit Option Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).	S-1	333-269238	10.13	January 13, 2023
10.10†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive).	10-Q	001-41617	10.1	August 9, 2023
10.11†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan (Director).	10-Q	001-41617	10.2	August 9, 2023
10.12†	Form of Performance Stock Unit Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan FY25 (Executive).	10-Q	001-41617	10.1	August 6, 2024
10.13†	Form of Stock Option Award Agreement under the 2022 Nextracker Inc. Equity Incentive Plan for time-based vesting awards (Executive).	10-Q	001-41617	10.4	August 9, 2023
10.14†	Form of Indemnification Agreement.	S-1	333-269238	10.15	January 13, 2023
10.15†	Nextracker Inc. Executive Severance Plan.	10-Q	001-41617	10.1	January 31, 2025
10.16†	Nextracker Inc. Executive Change in Control Severance Plan.	10-Q	001-41617	10.2	January 31, 2025
10.17†	Transition and Consulting Services Agreement with L. Schlesinger.	10-Q	001-41617	10.3	January 31, 2025
10.18	Form of Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc., and Yuma Acquisition Corp.	S-1/A	333-269238	10.16	January 24, 2023
10.19	Form of Credit Agreement by and among Nextracker Inc., the Other Holding Entities Party Thereto, Nextracker LLC, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Sumitomo Mitsui Banking Corporation, Unicredit Bank AG, New York Branch and U.S. Bank National Association, as Co-Documentation Agents.	S-1/A	333-269238	10.22	February 1, 2023
10.20	Amendment No. 2 dated June 21, 2024 to the Credit Agreement, dated as of February 13, 2023, by and among Nextracker Inc., as Parent, Nextracker LLC, as Borrower, and the other parties thereto.	8-K	001-41617	10.1	June 21, 2024
10.21	Amendment No. 3 dated February 14, 2025 to the Credit Agreement, dated as of February 13, 2023, by and among Nextracker Inc., as Parent, Nextracker LLC, as Borrower, and the other parties thereto.	8-K	001-41617	10.1	February 19, 2025

10.22	Tax Matters Agreement, dated January 2, 2024, by and among Nextracker Inc., Flex Ltd. and Yuma Inc.		8-K	001-41617	10.1	January 2, 2024
19.1	Nextracker Inc. Insider Trading and Trading Window Policy.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Nextracker Inc. Financial Restatement Compensation Recoupment Policy.		10-K	001-41617	97.1	May 28, 2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
† Management contract or compensatory plan or arrangement.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nextracker Inc.

Date:	May 21, 2025	By:	/s/ Daniel Shugar
Daniel Shugar
Chief Executive Officer
(Principal Executive Officer)

Date:	May 21, 2025	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Daniel Shugar and Charles Boynton and each one of them, his attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Daniel Shugar	Chief Executive Officer (Principal Executive Officer)	May 21, 2025
Daniel Shugar

/s/ Charles Boynton	Chief Financial Officer (Principal Financial Officer)	May 21, 2025
Charles Boynton

/s/ David P. Bennett	Chief Accounting Officer (Principal Accounting Officer)	May 21, 2025
David P. Bennett

/s/ William D. Watkins	Chairman of the Board	May 21, 2025
William D. Watkins

/s/ Julie Blunden	Director	May 21, 2025
Julie Blunden

/s/ Jonathan Coslet	Director	May 21, 2025
Jonathan Coslet

/s/ Jeffrey B. Guldner	Director	May 21, 2025
Jeffrey B. Guldner

/s/ Steven Mandel	Director	May 21, 2025
Steven Mandel

/s/ Willy Shih	Director	May 21, 2025
Willy Shih

/s/ Brandi Thomas	Director	May 21, 2025
Brandi Thomas

/s/ Howard Wenger	Director	May 21, 2025
Howard Wenger