Form 10-Q
period 2025-06-27
Nextracker Inc.
filed 2025-08-01
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2025, there were 147,963,974 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of June 27, 2025	As of March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$743,402	$766,103
Accounts receivable, net of allowance of $1,433 and $1,472, respectively	553,578	472,462
Contract assets	384,683	405,890
Inventories	227,133	209,432
Section 45X credit receivable	221,245	215,616
Other current assets	102,903	88,483
Total current assets	2,232,944	2,157,986
Property and equipment, net	72,422	60,395
Goodwill	444,923	371,018
Other intangible assets, net	68,949	53,241
Deferred tax assets	511,255	498,778
Other assets	59,446	51,098
Total assets	$3,389,939	$3,192,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,454	$585,299
Accrued expenses	85,990	97,000
Deferred revenue	261,688	247,127
Other current liabilities	102,859	104,086
Total current liabilities	1,031,991	1,033,512
Tax receivable agreement (TRA) liability	391,939	394,879
Long-term deferred revenue	101,452	96,635
Other liabilities	57,413	39,360
Total liabilities	1,582,795	1,564,386
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 147,963,974 shares and 145,648,231 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,208,133	4,185,823
Accumulated deficit	(2,400,227)	(2,557,410)
Accumulated other comprehensive loss	(777)	(298)
Total stockholders’ equity	1,807,144	1,628,130
Total liabilities and stockholders’ equity	$3,389,939	$3,192,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended
	June 27, 2025	June 28, 2024
Revenue	$864,253	$719,921
Cost of sales	582,527	482,481
Gross profit	281,726	237,440
Selling, general and administrative expenses	73,936	60,827
Research and development	21,560	16,519
Operating income	186,230	160,094
Interest expense	1,216	3,280
Other (income) expense, net	(5,953)	4,868
Income before income taxes	190,967	151,946
Provision for income taxes	33,784	27,152
Net income and comprehensive income	157,183	124,794
Less: Net income attributable to non-controlling interests	—	3,094
Net income attributable to Nextracker Inc.	$157,183	$121,700

Earnings per share attributable to Nextracker Inc. common stockholders
Basic	$1.06	$0.86
Diluted	$1.04	$0.84
Weighted-average shares used in computing per share amounts:
Basic	147,631,000	142,102,503
Diluted	150,900,696	149,233,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A common stock
Three-month period ended June 27, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Total stockholders’ equity
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$(298)	$1,628,130	$1,628,130
Net income	—	—	—	157,183	—	157,183	157,183
Stock-based compensation expense	—	—	22,310	—	—	22,310	22,310
Vesting of Nextracker Inc. RSU and PSU awards	2,315,743	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	(479)	(479)	(479)
BALANCE AT JUNE 27, 2025	147,963,974	$15	$4,208,133	$(2,400,227)	$(777)	$1,807,144	$1,807,144

	Class A common stock		Class B common stock
Three-month period ended June 28, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	121,700	—	121,700	3,094	124,794
Stock-based compensation expense	—	—	—	—	21,901	—	—	21,901	—	21,901
Vesting of Nextracker Inc. RSU awards	670,734	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Tax distribution	—	—	—	—	—	—	—	—	(5,314)	(5,314)
Total other comprehensive income	—	—	—	—	—	—	(539)	(539)	—	(539)
BALANCE AT JUNE 28, 2024	143,391,305	$14	1,908,827	$—	$4,066,773	$(2,944,878)	$(522)	$1,121,387	$15,244	$1,136,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Three-month periods ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$157,183	$124,794
Depreciation and amortization of intangible assets	5,789	941
Changes in working capital and other, net	(81,648)	(4,889)
Net cash provided by operating activities	81,324	120,846
Cash flows from investing activities:
Purchases of property and equipment	(11,258)	(2,890)
Payment for acquisitions, net of cash acquired	(86,813)	(110,165)
Net cash used in investing activities	(98,071)	(113,055)
Cash flows from financing activities:
Repayment of bank borrowings	—	(937)
Payment of revolver issuance costs	—	(3,715)
TRA payment	(2,944)	—
Distribution to former non-controlling interest holder	(3,010)	(5,314)
Net cash used in financing activities	(5,954)	(9,966)
Net decrease in cash and cash equivalents	(22,701)	(2,175)
Cash and cash equivalents beginning of period	766,103	474,054
Cash and cash equivalents end of period	$743,402	$471,879

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,415	$612
Right-of-use assets obtained in exchange of lease liabilities	884	11,161
Unpaid purchase of intangible assets	372	—
TRA revaluation	—	3,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextracker Inc.
Nextracker Inc. and its subsidiaries (“Nextracker”, “we”, the “Company”) is a leading solar technology platform provider used in power plants around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty countries worldwide, Nextracker offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. Nextracker has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other locations in Europe, India, Australia, the Middle East and Africa.
2.Summary of accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three-month period ended June 27, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any future period. The condensed consolidated balance sheet as of March 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextracker have been eliminated.
The first quarters for fiscal years 2026 and 2025 ended on June 27, 2025 (88 days) and June 28, 2024 (89 days), respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the accompanying condensed consolidated statements of operations and comprehensive income. The Company recognized foreign currency exchange losses of $0.3 million and $9.8 million during the three-month period ended June 27, 2025 and June 28, 2024, respectively, driven by unfavorable exchange rate fluctuations in certain currencies.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the conflicts in the Middle East), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. These estimates may change as new events occur and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements.
Accounting for business acquisitions
From time to time, the Company pursues business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s condensed consolidated financial statements from the acquisition dates

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
Product warranty
Nextracker offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from two to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on the Company’s warranty model, which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextracker specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the three-month periods ended June 27, 2025 and June 28, 2024:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Beginning balance	$17,981	$12,511
Provision for warranties issued	2,323	489
Payments	(1,832)	(1,360)
Ending balance	$18,472	$11,640
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $48.6 million and $50.2 million as of June 27, 2025 and March 31, 2025, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Deferred tax assets
Deferred tax assets of $511.3 million and $498.8 million as of June 27, 2025 and March 31, 2025, respectively, are primarily related to the Company’s investment in Nextracker LLC as described in Note 13 in the notes to the consolidated financial statements included in the Form 10-K.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $48.2 million and $42.9 million as of June 27, 2025 and March 31, 2025, respectively. In addition, accrued expenses also include $37.8 million and $54.1 million of accrued payroll as of June 27, 2025 and March 31, 2025, respectively.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
TRA liability
TRA liability related to the amount expected to be paid to Flex Ltd. (“Flex”), TPG Inc. (“TPG”) and TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) pursuant to the Tax Receivable Agreement (as defined below), were $416.4 million and $419.4 million, as of June 27, 2025 and March 31, 2025, respectively, of which $391.9 million and $394.9 million, respectively, were included in TRA liabilities and $24.5 million and $24.5 million, respectively, were included in other current liabilities on the condensed consolidated balance sheets. During three-month period ended June 27, 2025, a payment of $2.9 million was made to Flex, TPG and the TPG Affiliates, which is presented as a financing activity on the condensed consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of long-term lease liabilities of $26.6 million and $25.6 million and long-term portion of standard product warranty liabilities of $8.0 million and $6.4 million as of June 27, 2025 and March 31, 2025, respectively.
Recently issued accounting pronouncement
Accounting Standards Update (“ASU”) 2024-03 and 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard requiring a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2028 and interim reporting requirements are effective beginning in the first quarter of fiscal year 2029, with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2028 with an immaterial impact on its consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures: In December 2023, the FASB issued a new accounting standard to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. The new standard is effective for the Company beginning in fiscal year 2026 with early adoption permitted. The Company expects to adopt the new guidance in the fourth quarter of fiscal year 2026 with an immaterial impact on its consolidated financial statements.
3.Revenue
Based on Accounting Standards Codification (“ASC”) 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextracker’s revenue disaggregated based on timing of transfer-point in time and over time for the three-month periods ended June 27, 2025 and June 28, 2024:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Timing of Transfer
Point in time	$16,963	$10,720
Over time	847,290	709,201
Total revenue	$864,253	$719,921
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $384.7 million and $405.9 million as of June 27, 2025 and March 31, 2025, respectively, are presented in the condensed consolidated balance sheets, of which $164.7 million and $140.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements milestones reached or completed rows delivered. Contract assets decreased by $21.2 million from March 31, 2025 to June 27, 2025 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the three-month periods ended June 27, 2025 and June 28, 2024, Nextracker converted $151.6 million and $101.8 million of deferred revenue to revenue, respectively, which represented 44% and 35%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of June 27, 2025, Nextracker had $363.1 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 72% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the three-month period ended June 27, 2025, additions to the Company’s goodwill are driven by its acquisitions of Bentek Corporation (“Bentek”) and OnSight Technology, Inc. (“OnSight”) as further described in Note 10.
The following table summarizes the activity in the Company’s goodwill during the three-month period ended June 27, 2025 (in thousands):

Balance as of March 31, 2025	$371,018
Additions	73,905
Balance as of June 27, 2025	$444,923
Other intangible assets
During the three-month period ended June 27, 2025, the total gross value of other intangible assets increased by $17.8 million, consisting of $15.9 million of developed technology and $1.9 million of trade name. This increase is primarily driven by the recent business acquisitions as further described in Note 10.
The components of identifiable intangible assets are as follows:

	As of June 27, 2025			As of March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$55,092	$(3,466)	$51,626	$39,200	$(2,394)	$36,806
Customer relationships	18,000	(3,679)	14,321	18,000	(2,779)	15,221
Trade name and other intangibles	4,894	(1,892)	3,002	3,018	(1,804)	1,214
Total	$77,986	$(9,037)	$68,949	$60,218	$(6,977)	$53,241
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the three-month periods ended June 27, 2025 and June 28, 2024 were as follows:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Cost of sales	$1,159	$88
Selling general and administrative expense	900	—
Total amortization expense	$2,059	$88

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of June 27, 2025 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2026 (1)	$8,116
2027	10,397
2028	9,531
2029	9,284
2030	6,330
Thereafter	25,273
Total amortization expense	$68,931
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2026.
5.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors and consultants of the Company. Additionally, in connection with the Company’s IPO, the Company approved the Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of Nextracker LLC (the “LLC”), relate to Class A common stock of Nextracker for periods from and after the closing of the IPO.
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Cost of sales	$2,238	$3,780
Selling, general and administrative expenses	18,492	15,287
Research and development	1,580	2,834
Total stock-based compensation expense	$22,310	$21,901
During the three-month period ended June 27, 2025, the Company granted 0.4 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $56.05 per award.
In addition, the Company also granted 0.4 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2028, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the three-month period ended June 27, 2025 was estimated to be $76.04 per award. The fair value of these PSU awards granted during the three-month period ended June 27, 2025 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
Further, the Company granted 0.2 million options awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such options is equal to $56.05 per award, which corresponds to the Company’s closing price per share as of the grant date of the awards. The fair value of these options awards granted during the three-month period ended June 27, 2025 was estimated to be $32.60 based on a Black-Scholes option pricing model.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Additionally, during the three-month period ended June 27, 2025, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of June 27, 2025 was approximately $165.2 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	June 27, 2025			June 28, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$157,183	147,631,000	$1.06	$121,700	142,102,503	$0.86

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		1,438,906			1,387,924
Common stock equivalents from RSUs (2)		1,127,229			1,463,182
Common stock equivalents from PSUs (3)		703,561			1,233,025
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$3,094	3,046,603

Diluted EPS
Net income	$157,183	150,900,696	$1.04	$124,794	149,233,237	$0.84
(1)During the three-month periods ended June 27, 2025 and June 28, 2024, approximately 0.9 million and 0.8 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended June 27, 2025 and June 28, 2024, approximately 0.4 million and 0.3 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended June 27, 2025 and June 28, 2024, approximately 0.4 million and 0.7 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
7.Commitments and contingencies
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
On February 6, 2024, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Nextracker LLC (the “LLC Agreement”), Nextracker LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. (“Yuma Sub”). As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextracker Inc. On February 21, 2025, Flex and Flextronics International USA, Inc. filed suit in the Delaware Court of Chancery, alleging that Flex is entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub on February 6, 2024 under the terms of the contracts governing Nextracker’s spin-off from Flex. The complaint asserts claims against Nextracker Inc., Nextracker LLC, Yuma Acquisition Sub LLC and Yuma Sub for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment.
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
On January 23, 2025 and March 18, 2025, purported stockholders of Nextracker filed stockholder derivative actions against the Company’s directors and certain of its officers in the U.S. District Court for the Northern District of California based on factual allegations similar to those underlying the securities class action described above. The derivative actions assert claims on behalf of Nextracker for, among other things, violations of the federal securities laws and breaches of fiduciary duties, and seek damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs.
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
In April 2025, the U.S. Department of Commerce also issued final affirmative AD/CVD determinations covering CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam not covered by the August 18, 2023 circumvention determinations. Combined AD/CVD cash deposit requirements associated with these new proceedings range from 15% to over 3,000%.
In December 2024, in connection with the circumvention final determination, U.S. Customs and Border Protection (“CBP”) instructed Nextracker to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of its imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. These CSPV modules are

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
8.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented.

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands, except percentages)
Income tax	$33,784	$27,152
Effective tax rates	17.7%	17.9%
The increase in income tax expense from the three-month period ended June 28, 2024 to the three-month period ended June 27, 2025 is primarily driven by the increase in income before income taxes. The decrease in effective tax rate from the three-month period ended June 28, 2024 to the three-month period ended June 27, 2025 is primarily driven by an increase in tax benefit to a tax credit approved by the State of California, partially offset by tax expense associated with non-deductible executive stock based compensation.
9.Segment reporting
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
The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
For all periods presented, Nextracker has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the three-month periods ended June 27, 2025 and June 28, 2024:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Revenue	$864,253	$719,921
Less:
Material cost	563,294	433,024
45X vendor credits	(93,206)	(47,303)
Freight, labor and other cost of sales	112,439	96,760
Selling, general and administrative expenses	73,936	60,827
Research and development	21,560	16,519
Interest expense	1,216	3,280
Other (income) expense, net	(5,953)	4,868
Provision for income taxes	33,784	27,152
Net income and comprehensive income	$157,183	$124,794
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	June 27, 2025	June 28, 2024
Revenue:	(In thousands)
U.S.	$599,498	$511,482
Rest of the World	264,755	208,439
Total	$864,253	$719,921
The United States is the principal country of domicile.
10.Business acquisitions
During the three-month period ended June 27, 2025, the Company completed two acquisitions. On May 7, 2025, as part of an all-cash transaction, the Company acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, the Company acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants.
These acquisitions expand Nextracker’s capabilities to provide its customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid and certain services related to operations and maintenance. These acquisitions continue Nextracker’s strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
The aggregate cash consideration of both acquisitions was approximately $86.4 million, net of cash acquired. The aggregate total purchase price of both acquisitions of $103.5 million includes $2.6 million of deferred consideration expected to be paid within a 12-month period, and $14.5 million of contingent earnout in aggregate (with a maximum possible consideration of $27.0 million).
The contingent earnout related to the Bentek acquisition is subject to the receipt of an intellectual property “freedom to operate” legal opinion and safety standard certifications for a certain product. As of the acquisition date, the fair value of this contingent earnout liability was estimated to be $7.4 million based on a Scenario-Based Method, which identifies probability-weighted outcomes scenarios to arrive at an expected payoff.
The contingent earnout related to the OnSight acquisition is subject to a certain technology milestone and the achievement of future revenue performance targets, starting May 1, 2025 to March 31, 2028. As of the acquisition date, the fair value of this

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements contingent earnout liability was estimated to be $7.1 million based on the combination of a Monte-Carlo simulation model for the revenue-based earnout and a Scenario-Based Method for the technology milestone-based earnout. The Monte-Carlo simulation model is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of contingent earnout obligations and records any changes in fair value of such liabilities in other (income) expense, net in its condensed consolidated statements of operations and comprehensive income. As of June 27, 2025, no change in the fair value of the contingent earnout liabilities was identified by management, and as such, the $14.5 million was included in other liabilities in the condensed consolidated balance sheets.
The Company incurred approximately $1.1 million of acquisition costs which are presented as selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive income. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following table represents the Company’s preliminary allocation of the Bentek and OnSight acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$22,025
Property and equipment	4,747
Intangible assets	14,995
Goodwill	73,905
Other assets	11,563
Total assets	127,235

Current liabilities	21,094
Other liabilities, non-current	2,659
Total purchase price, net of cash acquired	$103,482
Intangible assets are comprised of $13.1 million of developed technology to be amortized over an estimated useful life of ten years, and $1.9 million of trade name to be amortized over an estimated useful life of two years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.
Ojjo, Inc. acquisition
On June 20, 2024, as part of an all-cash transaction, the Company acquired 100% of the interest in Ojjo, Inc. (“Ojjo”), a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. The cash consideration was approximately $110.2 million, net of $4.4 million cash acquired, with an additional $10.0 million deferred purchase price, for an aggregate purchase consideration of approximately $120.2 million. The

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements acquisition of Ojjo expanded the Company’s foundations offering by accelerating its capability to offer customers a more complete integrated solution for solar trackers and foundations. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of Ojjo were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were not material to the Company's condensed consolidated financial results for all periods presented.
Intangible assets were comprised of $27.0 million of developed technology to be amortized over an estimated useful life of ten years, and $18.0 million of customer relationships to be amortized over an estimated useful life of five years.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Nextracker,” the “Company,” “we,” “us” and “our” shall mean, prior to the IPO, Nextracker LLC (“Nextracker LLC” or the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, Nextracker Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended June 27, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 22, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading solar technology platform provider used in power plants around the world. Our products enable solar panels to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty countries worldwide, Nextracker offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. We are the global market leader based on gigawatts (“GW”) shipped for ten consecutive years.
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
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $0.9 billion for the three-month period ended June 27, 2025 and $3.0 billion for fiscal year 2025.
Business acquisitions
During the three-month period ended June 27, 2025, we completed two acquisitions. On May 7, 2025, as part of an all-cash transaction, we acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, we acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants.
These acquisitions expand our capabilities to provide our customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid and certain services related to operations and maintenance. These acquisitions continue our strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
The aggregate cash consideration of both acquisitions was approximately $86.4 million, net of cash acquired. The aggregate total purchase price of both acquisitions of $103.5 million includes $2.6 million of deferred consideration expected to be paid within a 12-month period, and $14.5 million of contingent earnout in aggregate (with a maximum possible consideration of $27.0 million). See Note 10 in the notes to the unaudited condensed consolidated financial statements for further detail on these acquisitions.
Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	June 27, 2025		June 28, 2024
Revenue:	(In thousands, except percentages)
U.S.	$599,498	69%	$511,482	71%
Rest of the World	264,755	31%	208,439	29%
Total	$864,253		$719,921
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In millions)
Customer H	$99.5	*
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
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”), where we discussed our more significant policies and estimates used in the preparation of the unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since the Form 10-K.
Key components of our results of operations
The following discussion describes certain line items in our unaudited condensed consolidated statements of operations and comprehensive income.
Revenue
We derive our revenue primarily from the sale of solar trackers and energy yield management systems to our customers. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant.
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
Operating expenses
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of personnel-related costs associated with our administrative and support functions. These costs include, among other things, personnel costs, stock-based compensation, facilities charges including depreciation associated with administrative functions, professional services, travel expenses, and allowance for bad debt. Professional services include audit, legal, tax and other consulting services. We have expanded our sales organization and expect to scale our sales headcount to support our planned growth. We have incurred and expect to continue to incur on an ongoing basis certain new costs related to the requirements of being a publicly traded company, including insurance, accounting, tax, legal and other professional services costs, which could be material. Amortization of intangibles consists of customer relationships and trade names over their expected period of use and is included under selling, general and administrative expenses. Acquisition-related costs are also included under selling, general and administrative expenses.

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
Income tax expense
Our taxable income is primarily from the allocation of taxable income from the LLC. The provision for income taxes primarily represents the LLC’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. We expect to receive a tax benefit for foreign tax credits in the United States for the foreign tax paid.
RESULTS OF OPERATIONS
The financial information and the discussion below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.
In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

	Three-month periods ended
	June 27, 2025	June 28, 2024	% Change
Unaudited Condensed Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$864,253	$719,921	20%
Cost of sales	582,527	482,481	21
Gross profit	281,726	237,440	19
Selling, general and administrative expenses	73,936	60,827	22
Research and development	21,560	16,519	31
Operating income	186,230	160,094	16
Interest expense	1,216	3,280	(63)
Other (income) expense, net	(5,953)	4,868	(222)
Income before income taxes	190,967	151,946	26
Provision for income taxes	33,784	27,152	24
Net income and comprehensive income	$157,183	$124,794	26%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, various non-recurring tax adjustments, and non-recurring integration activities related to acquisitions. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) provision for income taxes, (iii) depreciation expense, (iv) intangible amortization, (v) stock-based compensation expense and (vi) non-recurring integration activities related to acquisitions. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.

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

	Three-month periods ended
	June 27, 2025	June 28, 2024
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$285,123	$241,308
Adjusted operating income	211,678	183,563
Adjusted net income	175,502	138,619
Adjusted EBITDA	214,774	174,976
Adjusted gross margin	33.0%	33.5%
Adjusted net income margin	20.3%	19.3%
Adjusted EBITDA margin	24.9%	24.3%
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

	Three-month periods ended
	June 27, 2025		June 28, 2024
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$281,726	32.6%	$237,440	33.0%
Stock-based compensation expense	2,238		3,780
Intangible amortization	1,159		88
Adjusted gross profit & margin	$285,123	33.0%	$241,308	33.5%

GAAP operating income & margin	$186,230	21.5%	$160,094	22.2%
Stock-based compensation expense	22,310		21,901
Intangible amortization	2,059		88
Acquisition related costs (1)	1,079		1,480
Adjusted operating income & margin	$211,678	24.5%	$183,563	25.5%

GAAP net income & margin	$157,183	18.2%	$124,794	17.3%
Stock-based compensation expense	22,310		21,901
Intangible amortization	2,059		88
Adjustment for taxes	(7,129)		(9,644)
Acquisition related costs (1)	1,079		1,480
Adjusted net income & margin	$175,502	20.3%	$138,619	19.3%

GAAP net income & margin	$157,183	18.2%	$124,794	17.3%
Interest, net	(5,371)		(1,292)
Provision for income taxes	33,784		27,152
Depreciation expense	3,730		853
Intangible amortization	2,059		88
Stock-based compensation expense	22,310		21,901
Acquisition related costs (1)	1,079		1,480
Adjusted EBITDA & margin	$214,774	24.9%	$174,976	24.3%
(1)Represents transaction and integration costs incurred in relation to our acquisitions. We do not believe that the acquisition transaction costs are normal operating expenses indicative of our core operating performance, nor were these charges taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies.
The data below, and discussion that follows, represents our results from operations.
Comparison of the three-month periods ended June 27, 2025 and June 28, 2024
Revenue
Revenue increased by $144.3 million, or 20%, for the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, driven by a 27% increase in GW delivered, most notably in Rest of the World driven by increased demand. Revenue increased by approximately $88.0 million, or 17%, in the U.S. during the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024 as the number of projects and volume of shipments increased year over year, Rest of the World increased by $56.3 million, or 27%, primarily resulting from increased shipments to Latin America, the Middle East and Europe.

Cost of sales and gross profit
Cost of sales increased by $100.0 million, or 21%, during the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily driven by the 27% increase in GW delivered noted above, offset by the impact from the 45X Credit. We recognize a reduction in cost of sales for 45X Credit earned on components manufactured in the U.S. During the three-month periods ended June 27, 2025 and June 28, 2024, we recognized approximately $93.2 million and $47.0 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period. The reduction in cost of sales was offset by increases in certain direct costs primarily due to our recent acquisitions including an increase in headcount. Freight and logistics costs decreased slightly as a percentage of revenue during the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024.
Gross profit increased by $44.3 million, or 19%, during the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily resulting from the U.S. and Rest of the World revenue growth noted above and the impact from the 45X Credit recognized in the period.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $13.1 million, or 22%, to $73.9 million for the three-month period ended June 27, 2025 from approximately $60.8 million for the three-month period ended June 28, 2024 while increasing modestly from approximately 8.4% to approximately 8.6% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $3.2 million incurred in conjunction with our 2022 equity incentive plan, $1.1 million of acquisition-related costs incurred in conjunction with our new business acquisitions, and the remaining increase in costs of approximately $8.8 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth.
Research and development
Research and development expenses increased by $5.0 million, or 31%, to $21.6 million for the three-month period ended June 27, 2025 from approximately $16.5 million during the three-month period ended June 28, 2024, primarily driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased by $2.1 million, or 63%, to $1.2 million for the three-month period ended June 27, 2025 from $3.3 million during the three-month period ended June 28, 2024, primarily driven by the full repayment of the Term Loan under the 2023 Credit Agreement (as defined below) in the fourth quarter of fiscal year 2025.
Other (income) expense, net
Other (income) expense, net was $6.0 million income for the three-month period ended June 27, 2025, which primarily included $6.3 million of interest income, partially offset by $0.3 million of unfavorable foreign currency exchange losses. Other (income) expense, net was $4.9 million expense for the three-month period ended June 28, 2024, which primarily included $9.8 million of unfavorable foreign currency exchange losses, partially offset by $4.6 million of interest income.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% for the three-month periods ended June 27, 2025 and June 28, 2024. For the three-month periods ended June 27, 2025 and June 28, 2024, we recorded total income tax expense of $33.8 million and $27.2 million, respectively, which reflected consolidated effective income tax rates of 17.7% and 17.9%, respectively. The increase in income tax expense from the three-month period ended June 27, 2025 to the three-month period ended June 28, 2024 is primarily driven by the increase in income before income taxes. The decrease in effective tax rate from the three-month period ended June 28, 2024 to the three-month period ended June 27, 2025 is primarily driven by an increase in tax benefit to a tax credit approved by the State of California, partially offset by tax expense associated with non-deductible executive stock based compensation.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., among other provisions, the OBBBA made permanent extensions of certain provisions within the Tax Cuts and Jobs Act and allowance of immediate expensing of qualified research and development expenses. We are evaluating the future impact of the tax law changes on our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextracker Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) that provided for the payment by us to Flex, TPG Rise, and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in the Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility (“RCF”) under the 2023 Credit Agreement (as defined in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025), will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Three-month periods ended
	June 27, 2025	June 28, 2024
	(In thousands)
Net cash provided by operating activities	$81,324	$120,846
Net cash used in investing activities	(98,071)	(113,055)
Net cash used in financing activities	(5,954)	(9,966)
Three-month period ended June 27, 2025
Net cash provided by operating activities was $81.3 million during the three-month period ended June 27, 2025. Total cash provided during the period was driven by net income of $157.2 million adjusted for non-cash charges of approximately $28.1 million primarily related to stock-based compensation expense, depreciation and amortization, and deferred income taxes. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $103.9 million as we continue to fund our current and planned growth.
Net cash used in investing activities was approximately $98.1 million and directly attributable to the $86.8 million payment for the Bentek and OnSight acquisitions net of cash acquired, coupled with the purchase of property and equipment.

Net cash used in financing activities was $6.0 million primarily resulting from a $3.0 million tax distribution to our former non-controlling interest holder pursuant to the LLC Agreement and $2.9 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement,
Three-month period ended June 28, 2024
Net cash provided by operating activities was $120.8 million during the three-month period ended June 28, 2024. Total cash provided during the period was driven by net income of $124.8 million adjusted for non-cash charges of approximately $4.1 million primarily related to stock-based compensation expense, depreciation and amortization, provision for credit losses, partially offset by deferred income taxes associated with our Tax Receivable Agreement. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $8.0 million. Accounts payable decreased $71.0 million, partially associated with timing and a decrease in payment cycle. Other liabilities decreased $32.1 million primarily due to a decrease in accrued expense. Partially offsetting the cash outflows were decreases in inventory of $40.3 million as we continue to transfer production to the U.S. and shrink lead times, decreases in account receivable and contract assets in the aggregate of $16.7 million due to the timing of billings and deliveries, increases in deferred revenue of $10.2 million driven primarily by increased deposits on higher bookings during the quarter, and increases in other assets of $27.9 million primarily driven by recognition of the 45X Credits receivable from our vendors.
Net cash used in investing activities was approximately $113.1 million and directly attributable to the $110.2 million payment for the acquisition of Ojjo, net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $10.0 million primarily resulting from a $5.3 million tax distribution to our non-controlling interest holders pursuant to the LLC Agreement, and a $3.7 million payment of the RCF issuance costs.
Cash management and financing
We had a total liquidity of approximately $1.7 billion as of June 27, 2025, primarily related to unutilized amounts under the RCF net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents less current portion of long-term debt balance as of June 27, 2025.
Contractual obligations and commitments
Information regarding our debt obligation, operating lease commitments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of June 27, 2025.
Recently adopted accounting pronouncements
None during the three-month period ended June 27, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of June 27, 2025.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 27, 2025 as compared to the fiscal year ended March 31, 2025.
Concentration of major customers
Our customer base consists primarily of EPCs, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on our revenue and profits.

The following table sets forth the percentage of our total revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Three-month periods ended
	June 27, 2025	June 28, 2024
Customer H	12%	*
Top five largest customers	37%	43%
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
Based on our overall currency rate exposures as of June 27, 2025 and March 31, 2025, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For more information, see Note 7 “Commitments and contingencies” in the notes to the unaudited condensed consolidated final statements included elsewhere in this Quarterly Report.
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
•Changes in the global trade environment, including the imposition of tariffs and import duties, as well as wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely affect our business growth and the amount or timing of our revenues, results of operations or cash flows.
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
•Technological advances in the solar components industry or developments in alternative technologies could render our systems uncompetitive or obsolete.
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
Our future success depends on continued demand for utility-scale solar energy. Solar energy is a rapidly evolving and competitive market that has experienced substantial changes in recent years, and we cannot be certain that EPCs, developers, owners and operators of solar projects will remain active in the market or that new potential customers will pursue solar energy as an energy source at levels sufficient to grow our business. The demand for solar energy, and in turn, our products, may be affected by many factors outside of our control, including:
•availability, scale and scope of government subsidies, government and tax incentives and financing sources to support the development and commercialization of solar energy solutions;
•levels of investment by project developers and owners of solar energy products, which tend to decrease when economic growth slows;
•the emergence, continuance or success of, or increased government support for, other alternative or conventional energy generation technologies and products;
•local, state and federal permitting and other regulatory requirements related to environmental, land use and transmission issues, each of which can significantly impact the feasibility and timelines for solar projects;
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
The IRA made significant changes to the federal income tax credits available to solar energy projects, including the investment tax credit (ITC) under the IRC for certain energy property. One such change created the Section 45X Credit which is a per-unit tax credit that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC (and its successor commonly referred to as 48E or “tech neutral” effective January 1, 2025) has changed in the past and is subject to change in the future. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
Under the IRA, investments in certain solar projects may qualify for a bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41, which includes a “safe harbor” that taxpayers may use to classify certain components of solar projects for the purpose of qualifying for the domestic content bonus credit. On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08, which introduced an updated elective safe harbor. Generally, for a qualified facility or energy project to qualify for a domestic content bonus, the project must include specified amounts of U.S.-manufactured iron, steel and manufactured products and be able to substantiate that content and its country of manufacture. We have invested in developing a supply chain and U.S. manufacturing footprint to allow us to sell customers a solar tracker that we believe complies with the domestic content requirements provided in the Notices discussed above.
In 2024, the U.S. Treasury Department and the IRS issued final Treasury regulations on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC.
On October 28, 2024, the U.S. Treasury Department and the IRS published the 45X Treasury regulations regarding the Section 45X Credit, which became effective on December 27, 2024.The 45X Treasury regulations confirm that torque tubes and structural fasteners, including several used in our trackers, may qualify as eligible components.
The amount of the Section 45X Credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to $0.87 per kilogram and $2.28 per kilogram, respectively, through the end of 2029.
The Section 45X Credit amount will be reduced each year by 25% of these amounts starting in 2030 and end after 2032. In calendar year 2024, our eligible U.S. manufacturing suppliers availed themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and fasteners. Beginning in calendar year 2025, in certain circumstances, we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the Section 45 Treasury regulations.

In lieu of the ITC, as a result of changes made by the IRA, United States taxpayers may elect to claim a production tax credit (“PTC”) under Section 45 of the IRC for qualified solar facilities if the construction of the facility began before January 1, 2025 and the facility is timely placed in service for federal income tax purposes.
The PTC is available in respect of kilowatt hours of electricity produced by a qualifying solar project and sold to one or more unrelated persons during the ten years following the date on which the qualifying solar project is placed in service. The amount of PTC available varies based on an annual inflation adjustment. The available credit amount is increased by up to 10% if the domestic content requirements described above are satisfied.
The IRA created Sections 48E and 45Y, which are “technology neutral” tax credit incentives that replace each of the investment tax credit (“ITC”) and production tax credit (“PTC”), respectively, for certain qualifying projects that begin construction after 2024. These provisions require that a project satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. Taxpayers that began construction of energy projects or facilities that qualify for the ITC or PTC prior to 2025 may choose to claim the ITC, PTC, or one of the “technology neutral” tax credits in respect of the project assuming that certain continuous construction requirements are met.
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 (the “Clean Electricity Treasury regulations”) regarding the Section 45Y Credit with respect to certain qualified facilities claiming such tax credit and the Section 48E Credit with respect to certain qualified facilities and energy storage technology.
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar and wind facilities. For example, whereas under IRA Section 48E and 45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 for tax credit eligibility. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time. The OBBBA also introduced certain foreign entity of concern restrictions on owners of qualified facilities claiming such 48E and 45Y tax credits, as well as on manufacturers of components that otherwise qualify for the Section 45X credit.
Additionally, on July 7, 2025 President Trump issued an Executive Order directing the Secretary of the Treasury to take measures to strictly enforce the termination of the Sections 48E and 45Y credits for wind and solar facilities. The Executive Order specifically directs the Secretary of the Treasury to issue new restrictions concerning “beginning of construction” requirements that appear in many provisions of the OBBBA and which govern eligibility for these tax credits. The Executive Order specifically targets “safe harbor” practices in which our customers’ seek to establish that their projects have begun construction by the relevant deadline (and therefore qualify for the tax credit) by incurring 5% or more of applicable project costs. The forthcoming Treasury guidance required by this Executive Order may therefore diminish our customers’ ability to qualify their projects for 48E or 45Y tax credits, which in turn could reduce demand for our products and materially harm our business and results of operations.
A foreign entity of concern (“FEOC”) is a designation referring to entities (governments or companies) that are under the ownership, control, or influence of deemed foreign adversaries, such as China. Under the OBBBA a taxpayer must comply with the FEOC rules applicable to a tax credit in order to qualify for such tax credit. The FEOC restrictions apply to Section 45X, 48E and 45Y in somewhat different ways. However, these rules generally require that Nextracker evaluate its ownership, the ownership of certain members of its supply chain partners, the ownership of lenders to Nextracker and its supply chain partners, and certain payments made by Nextracker and its supply chain partners.
Nextracker is currently evaluating itself and its supply chain partners who provide components for U.S. qualified facilities and will continue to do so as the Treasury Department issues clarifying guidance or regulations. To the extent our suppliers are disqualified from 45X eligibility as a result of FEOC restrictions, our cost of goods sold may increase and we may become less profitable and/or competitive. In addition, to the extent our tracker components are produced by suppliers which impair our customers’ ability to qualify their projects for Section 48E or 45Y credits (or related domestic content bonus credits), we may become less competitive and our business and results of operations could be materially harmed.
Although we continue to expand our international presence, the impact of the OBBBA, Executive Orders, Treasury Department guidance, and other regulatory actions on the U.S. solar market may adversely impact our business. The substantially reduced timelines for our customers to qualify for the Section 48E tax credit may reduce the number of solar projects that our customers build in the United States and therefore reduce the demand for our trackers in the U.S. market. In addition, we may not have an adequate supply of tracker products that satisfy the FEOC or domestic content requirements to remain competitive and meet customer demand. Compliance with FEOC and domestic content requirements also may increase our record-keeping, accounting and production costs.
The OBBBA did not change the prevailing wage and apprenticeship requirements imposed on our customers by the IRA. If we or our customers are unable to satisfy or cure respective prevailing wage and apprenticeship requirements under the IRA, for projects that establish the beginning of construction on or after January 29, 2023, the tax credits available to the customers will be substantially lower. If we or a significant portion of our customers are unable to satisfy prevailing wage and apprenticeship requirements under the IRA, demand for our tracker products may be adversely impacted by the reduced tax credits available to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules and regulatory principles by a diverse group of interested parties. We expect a similar pattern of divergent interpretations with respect to OBBBA, the Executive Order and implementing guidance and regulations. There can be no assurance that our products will fully qualify for the benefits under the IRA or the OBBBA or that competitors will not disproportionately benefit or gain competitive advantages as a result of the implementation or interpretation of these laws. In addition, if our suppliers incorrectly interpret the requirements of the tax credits of IRA or the OBBBA and it is later determined that the tax credits were incorrectly claimed, we may be penalized. As a result, the final interpretation and implementation of the provisions in the IRA or OBBBA could have a material adverse impact on us.
Furthermore, future legislative enactments or administrative actions could limit, amend, repeal or terminate federal tax incentives that we currently do, or hope to, leverage. Any reduction, elimination, or discriminatory application or expiration of current and any future federal tax incentives may materially adversely affect our future operating results and liquidity.
Changes to tax laws and regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize the changes brought about by the passage of the IRA.
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
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015 Paris Agreement on climate change mitigation following changes in administration between U.S. Presidents Obama, Trump and Biden. To start his second term, U.S. President Trump signed numerous executive orders including for the U.S. to again withdraw from the Paris Climate Treaty, to expedite deregulated oil and gas drilling, and revoke executive orders and actions from the previous administration related to, among other things, the implementation of the energy and infrastructure provisions of the IRA. Additionally, the U.S. Department of the Interior and U.S. Department of Energy have recently taken several steps to prohibit, prevent or delay new renewable energy projects. For example, on July 15, 2025 the Department of Interior issued an internal memo entitled “Departmental Review Procedures for Decisions, Actions, Consultations, and Other Undertakings Related to Wind and Solar Energy Facilities.” The memo mandates that 69 categories of previously routine permitting and review activities related to wind and solar projects be elevated to top levels within the Department of Interior, which may substantially slow approval timelines and reduce the number of projects permitted. These or similar actions could materially reduce the number of future solar projects and/or delay the timing of projects and could have a material adverse impact on our business, financial condition and results of operations.

In addition, the U.S. Supreme Court’s decision on June 30, 2022 in West Virginia v. EPA, holding that the U.S. Environmental Protection Agency (“EPA”) exceeded its authority in enacting a subsequently repealed rule that would have allowed electric utility generation facility owners to reduce emissions with “outside the fence measures,” may limit EPA’s ability to address greenhouse gas emissions comprehensively without specific authorization from Congress. It is difficult to predict what further actions will be taken that may impact our business including revisions to the federal incentives related to renewable energy.
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
Changes in the global trade environment, including the imposition of tariffs and import duties, as well as wide-ranging, reciprocal and retaliatory tariffs and trade restrictions, could adversely affect our business growth and the amount or timing of our revenues, results of operations or cash flows.
Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials for and components of our products such as steel and low-power solar modules, electrical equipment, and for products used in solar energy projects more broadly, such as storage batteries and solar modules.
On April 2, 2025, President Trump announced a new reciprocal tariff regime intended to reciprocate other countries’ tariffs and trade barriers. The new U.S. regime consists of a baseline, universal 10% tariff rate on goods from almost all trading partners and higher country-specific reciprocal tariff rates on goods from 57 countries. President Trump has suspended implementation of the country-specific reciprocal tariffs until August 1, 2025 and is in the process of negotiating tariff rates with many of those 57 countries.
As of July 15, 2025, there is a 30% tariff on imports of most China-origin products under the International Emergency Economic Powers Act (a third of which represents the baseline reciprocal tariff imposed on most countries and two-thirds of which ostensibly targets China's role and lack of action in the export of fentanyl to the United States), with limited exceptions. These tariffs generally are additive to other tariffs on various solar energy-related products. As of July 30, 2025, goods from Thailand are expected to face a reciprocal tariff of 25% beginning on August 1, 2025 and goods from India are expected to face a reciprocal tariff of 26% beginning on August 1, 2025.
As of July 15, 2025, there are 50% import tariffs on all imports of steel and aluminum products (including certain so-called “derivative” products), with limited exceptions for products imported from Canada, Mexico and the United Kingdom, imposed under Section 232 of the Trade Expansion Act of 1962. These steel and aluminum tariffs are not additive to the reciprocal tariffs, but are additive to tariffs of 25% on many Chinese steel products currently imposed under Section 301 of the Trade Act of 1974. Our products contain steel some of which is sourced from outside the United States. As a result, steel tariffs could impact our costs and our gross margins and result in interruptions in the steel supply chain. Among the products that may be subject to the 50% Section 232 steel tariff as a result of an unprecedented “tariff inclusion” process are various solar tracker components we import. If such imported solar tracker components were deemed by the U.S. government to be “steel derivative products” and subject to the 50% steel tariff, our production costs would be significantly increased and our gross margins would decline.
Imports of solar modules from most countries currently face a 14% tariff pursuant to Section 201 of the Trade Act of 1974. The Section 201 tariff on solar modules is currently scheduled to terminate on February 6, 2026. There also are tariffs on various items of solar equipment, including solar cells and modules (through February 5, 2026), inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974. Section 301 tariffs on Chinese solar cells and modules are currently 50%, and Section 301 tariffs on parts of lead-acid storage batteries (including separators thereof) are currently 25%. Effective January 1, 2026, Section 301 tariffs on Chinese lithium-ion non-EV batteries are scheduled to increase to 25%. Nextracker products include proprietary crystalline solar photovoltaic (“CSPV”) modules that provide off-grid power to our controllers located either on each tracker row or weather stations at the project site. Such CSPV modules are impacted by Section 201 tariffs on solar modules and, if sourced from China, could be impacted by Section 301 tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
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
In June 2025, Commerce also issued AD/CVD orders covering CSPV cells and modules from Cambodia, Malaysia, Thailand and Vietnam not covered by the August 18, 2023 circumvention determinations. Combined AD/CVD cash deposit requirements associated with these new proceedings range from 15% to over 3,000%.
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. If the International Trade Commission issues an affirmative preliminary injury determination with respect to those investigations and Commerce issues affirmative preliminary AD and CVD determinations in the investigations we likely will face CVD cash deposit requirements for any CSPV cells or modules we import from India, Indonesia and Laos after December 2025 and face AD cash deposit requirements for any CSPV cells and modules we import from India, Indonesia and Laos after February 2026. The levels of the CVD and AD cash deposits, if they come into effect, are not yet known.
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
AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business either by their applicability to our proprietary module providing power to our controllers as described above or by adversely impacting the projects more generally. Such impacts may include the timing and economics of customer project delays or cancellations caused by these duties.
Imports of solar modules produced in China or incorporating cells or other materials produced in whole or in part in China may (e.g., polysilicon) and imported from any other nation be detained by CBP under the Uyghur Forced Labor Prevention Act (Public Law No. 117-78). To the extent that such detentions occur, solar modules may not reach project sites, which may result in significant delays in the development and entry into operation of solar energy projects.
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
In addition, as described above, the Trump Administration has increased tariffs, and threatened to further increase tariffs, on a variety of products and countries that could materially affect our business. This includes the pending Section 232 investigation on polysilicon and its derivatives, which could cover imports of CSPV modules used in solar development projects. Although we continue to evaluate the impact of these tariffs on our business, we expect that these tariffs will result in higher costs to acquire the materials and components used in our products, such as steel, steel derivative products and CSPV modules. If an environment of significantly increased U.S. tariffs and trade restrictions, together with retaliatory tariffs from other countries, continues or further escalates, the global economy could be adversely affected, including through higher costs, higher interest rates or lower demand for energy, any of which could materially affect our business, financial condition, results of operations, and prospects. In addition, we export products manufactured in the United States to projects outside of the United States, which exposes our business to retaliatory tariffs imposed by other countries. Such retaliatory tariffs, if applicable to our products, could adversely affect the demand for our products or make us less competitive in those countries.
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
In addition, as noted above, the federal law provides incremental tax credits for U.S. solar projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and any future implementing regulations, if we are unable to provide our tracker products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to satisfy such domestic content requirements. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits. Further, the sourcing of compliant materials under domestic content rules may become more complex due to evolving guidance, limited supplier availability, or capacity constraints.
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
Macroeconomic developments, such as the global or regional economic effects resulting from the current Russia-Ukraine war and current Middle East instability, including the Israel-Hamas and Iran conflicts (including the disruption of transporting goods through the Suez Canal), further increases in inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. Local conflicts, such as the Ukraine-Russian war or the Middle East conflicts, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflicts or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. The financial markets and the global economy have also been, and may continue to be, adversely affected by the recent global escalation in tariffs and trade restrictions, including through higher costs, higher interest rates or lower global demand for energy, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, because the solar projects in which our products are used require substantial upfront capital investment which is expected to be recovered over a period of multiple years, uncertainty and perceived instability regarding future macroeconomic conditions may deter investment in, or financing of, these solar projects and in turn reduce demand for our products.
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
The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2025, the last day of our fiscal year, our largest customer constituted 11.5% of our total trade accounts receivable and contract assets balances. Accordingly, loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
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
We, and the third parties we rely on, are subject to ongoing and increasingly sophisticated cybersecurity threats. These include, among other things, attempts to gain unauthorized access, disrupt business operations, steal data or intellectual property, and compromise system integrity. Threats may arise from criminal actors, nation-state groups, insiders, or through firmware and software vulnerabilities, errors, defects or bugs, computer viruses, social engineering, denial-of-service or phishing attacks, fraud or malice on the part of our employees, contractors or service providers or human error, any of which may result in the unauthorized access to or release of sensitive, proprietary, confidential, operational and personal information. Such threats and techniques change frequently, are increasingly sophisticated in nature and may be difficult to detect for long periods of time. The use of artificial intelligence by malicious actors may increase the frequency, speed, scale, and impact of these threats. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Russia-Ukraine war or the ongoing Israel-Hamas and Iran conflicts.
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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for more information regarding applicable privacy and data protection laws and regulations.
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
The majority of our sales and cash are denominated in U.S. dollars, however we do have certain contracts with third parties that are denominated in, or otherwise affected by, other currencies. Therefore, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Indian rupee and Brazilian real, may result in foreign exchange gains or losses for us. As a result, we are exposed to fluctuations in these currencies impacting our operating results.
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
We entered into a Tax Receivable Agreement with the LLC, Yuma, Inc. ("Yuma"), Yuma Subsidiary, Inc. ("Yuma Sub"), TPG Rise Flash, L.P. ("TPG Rise") and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG Affiliates") in connection with our initial public offering ("IPO"). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex Ltd. ("Flex"). The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Merger (as such terms are defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025)), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
In connection with the Transactions, we incurred substantial indebtedness under an amendment to the 2023 Credit Agreement (as defined in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025). Additionally, during the fiscal year ended March 31, 2025, we repaid in full all outstanding obligations under the term loan under the 2023 Credit Agreement (as discussed in Note 9 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025). The obligations of the borrower, the LLC, under the 2023 Credit Agreement and related loan documents are severally guaranteed by us and certain of the LLC’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. To the extent that we incur indebtedness by drawing on our revolving credit facility, our level of indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Distributions”), and the Merger), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally restricts Nextracker from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, subject to certain exceptions. As a result of these restrictions, Nextracker’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, Bentek, and other recent acquisitions. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our business, financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended June 27, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Dave Bennett, CAO	Termination	June 9, 2025	X			Up to 19,602 shares(3)	December 31, 2025
Dave Bennett, CAO	Adoption	June 10, 2025	X			Up to 29,178 shares(3)	June 4, 2026
Charles Boynton, CFO	Adoption	June 13, 2025	X			Up to 143,445 shares(3)	June 17, 2027
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to minimum selling price thresholds established by the individual.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
10.1†	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan.	X
10.2†	Form of FY26 Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan for Performance-Based Vesting Awards.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextracker Inc.

Date:	August 1, 2025	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)