Form 10-Q
period 2025-09-26
Nextracker Inc.
filed 2025-10-30
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, there were 148,386,780 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of September 26, 2025 and March 31, 2025	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended September 26, 2025 and September 27, 2024	3
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three-month and six-month periods ended September 26, 2025 and September 27, 2024	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 26, 2025 and September 27, 2024	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextracker Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of September 26, 2025	As of March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$845,342	$766,103
Accounts receivable, net of allowance of $2,184 and $1,472, respectively	549,216	472,462
Contract assets	425,338	405,890
Inventories	221,155	209,432
Section 45X credit receivable	244,483	215,616
Other current assets	153,141	88,483
Total current assets	2,438,675	2,157,986
Property and equipment, net	84,928	60,395
Goodwill	473,667	371,018
Other intangible assets, net	81,716	53,241
Deferred tax assets	513,745	498,778
Other assets	76,158	51,098
Total assets	$3,668,889	$3,192,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,608	$585,299
Accrued expenses	103,573	97,000
Deferred revenue	372,348	247,127
Other current liabilities	90,277	104,086
Total current liabilities	1,119,806	1,033,512
Tax receivable agreement (TRA) liability	372,460	394,879
Long-term deferred revenue	98,882	96,635
Other liabilities	92,043	39,360
Total liabilities	1,683,191	1,564,386
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 148,382,565 shares and 145,648,231 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,239,786	4,185,823
Accumulated deficit	(2,253,366)	(2,557,410)
Accumulated other comprehensive loss	(737)	(298)
Total stockholders’ equity	1,985,698	1,628,130
Total liabilities and stockholders’ equity	$3,668,889	$3,192,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of operations and comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Revenue	$905,268	$635,571	$1,769,521	$1,355,492
Cost of sales	612,408	410,776	1,194,935	893,257
Gross profit	292,860	224,795	574,586	462,235
Selling, general and administrative expenses	84,626	72,127	158,562	132,954
Research and development	26,889	19,193	48,449	35,712
Operating income	181,345	133,475	367,575	293,569
Interest expense	730	3,665	1,946	6,945
Other income, net	(2,110)	(7,382)	(8,063)	(2,514)
Income before income taxes	182,725	137,192	373,692	289,138
Provision for income taxes	35,864	19,928	69,648	47,080
Net income and comprehensive income	146,861	117,264	304,044	242,058
Less: Net income attributable to non-controlling interests	—	1,873	—	4,967
Net income attributable to Nextracker Inc.	$146,861	$115,391	$304,044	$237,091

Earnings per share attributable to Nextracker Inc. common stockholders
Basic	$0.99	$0.80	$2.06	$1.66
Diluted	$0.97	$0.79	$2.01	$1.62
Weighted-average shares used in computing per share amounts:
Basic	148,027,872	143,478,959	147,480,066	142,785,176
Diluted	152,018,105	149,079,198	151,110,031	149,150,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A common stock
Three-month period ended September 26, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders’ equity	Total stockholders’ equity
BALANCE AT JUNE 27, 2025	147,963,974	$15	$4,208,133	$(2,400,227)	$(777)	$1,807,144	$1,807,144
Net income	—	—	—	146,861	—	146,861	146,861
Stock-based compensation expense	—	—	31,653	—	—	31,653	31,653
Vesting of Nextracker Inc. RSU awards	417,819	—	—	—	—	—	—
Exercise of Nextracker Inc. options awards	712	—	—	—	—	—	—
Total other comprehensive income	—	—	—	—	40	40	40
BALANCE AT SEPTEMBER 26, 2025	148,382,505	$15	$4,239,786	$(2,253,366)	$(737)	$1,985,698	$1,985,698

	Class A common stock		Class B common stock
Three-month period ended September 27, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total Nextracker Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
BALANCE AT JUNE 28, 2024	143,391,305	$14	1,908,827	$—	$4,066,773	$(2,944,878)	$(522)	$1,121,387	$15,244	$1,136,631
Net income	—	—	—	—	—	115,391	—	115,391	1,873	117,264
Stock-based compensation expense	—	—	—	—	29,885	—	—	29,885	—	29,885
Vesting of Nextracker Inc. RSU awards	229,181	—	—	—	—	—	—	—	—	—
Tax distribution	—	—	—	—	—	—	—	—	(798)	(798)
Total other comprehensive loss	—	—	—	—	—	—	(664)	(664)	—	(664)
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318

Nextracker Inc.
Unaudited condensed consolidated statements of stockholders’ equity (continued)
(In thousands, except share amounts)

	Class A common stock
Six-month period ended September 26, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total Nextracker Inc. stockholders’ equity	Total stockholders’ equity
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$(298)	$1,628,130	$1,628,130
Net income	—	—	—	304,044	—	304,044	304,044
Stock-based compensation expense	—	—	53,963	—	—	53,963	53,963
Vesting of Nextracker Inc. RSU and PSU awards	2,733,562	—	—	—	—	—	—
Exercise of Nextracker Inc. options awards	712	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	(439)	(439)	(439)
BALANCE AT SEPTEMBER 26, 2025	148,382,505	$15	$4,239,786	$(2,253,366)	$(737)	$1,985,698	$1,985,698

	Class A common stock		Class B common stock
Six-month period ended September 27, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextracker Inc. stockholders' equity	Non-controlling interests	Total stockholders' equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	237,091	—	237,091	4,967	242,058
Stock-based compensation expense	—	—	—	—	51,786	—	—	51,786	—	51,786
Vesting of Nextracker Inc. RSU awards	899,915	—	—	—	—	—	—	—	—	—
Shares exchanged by non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Tax distribution	—	—	—	—	—	—	—	—	(6,112)	(6,112)
Total other comprehensive loss	—	—	—	—	—	—	(1,203)	(1,203)	—	(1,203)
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextracker Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Six-month periods ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$304,044	$242,058
Depreciation and amortization of intangible assets	13,150	3,883
Changes in working capital and other, net	(48,991)	28,686
Net cash provided by operating activities	268,203	274,627
Cash flows from investing activities:
Purchases of property and equipment	(26,732)	(14,900)
Payment for acquisitions, net of cash acquired	(115,789)	(144,675)
Net cash used in investing activities	(142,521)	(159,575)
Cash flows from financing activities:
Repayment of bank borrowings	—	(1,875)
Payment of revolver issuance costs	(1,993)	(3,715)
TRA payment	(27,427)	(15,520)
Distribution to former non-controlling interest holder	(3,010)	(6,112)
Payment of acquisition deferred purchase price	(14,013)	—
Net cash used in financing activities	(46,443)	(27,222)
Net increase in cash and cash equivalents	79,239	87,830
Cash and cash equivalents beginning of period	766,103	474,054
Cash and cash equivalents end of period	$845,342	$561,884

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$316	$1,482
Right-of-use assets obtained in exchange of lease liabilities	24,163	8,498
TRA revaluation	—	3,761
Fair value of contingent considerations for acquisitions	28,930	2,550
Acquisition deferred purchase price	2,931	14,000
Unpaid debt issuance cost	—	2,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
2.Summary of accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three and six-month periods ended September 26, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of March 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextracker have been eliminated.
The first quarters for fiscal years 2026 and 2025 ended on June 27, 2025 (88 days) and June 28, 2024 (89 days), respectively. The second quarters for fiscal years 2026 and 2025 ended on September 26, 2025 (91 days) and September 27, 2024 (91 days), respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The Company recognized foreign currency exchange losses of $1.9 million and $2.2 million during the three and six-month periods ended September 26, 2025, respectively, driven by unfavorable exchange rate fluctuations in certain currencies. The Company recognized foreign exchange gains of $2.4 million during the three-month period ended September 27, 2024 driven by favorable exchange rate fluctuations in Europe. Additionally, during the six-month period ended September 27, 2024, the Company recognized foreign exchange losses of $7.4 million due to unfavorable exchange rate fluctuations primarily in Latin America.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the conflicts in the Middle East), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. These estimates may change as new events occur and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the unaudited condensed consolidated financial statements. Estimates and assumptions are reviewed periodically,

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the unaudited condensed consolidated financial statements.
Accounting for business acquisitions
From time to time, the Company pursues business acquisitions. The fair value of the net assets acquired and the results of the acquired businesses are included in the Company’s unaudited condensed consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, contingent earnout, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further review from management and may change between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on the Company’s unaudited condensed consolidated financial position and results of operations.
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the six-month periods ended September 26, 2025 and September 27, 2024:

	Six-month periods ended
	September 26, 2025	September 27, 2024
	(In thousands)
Beginning balance	$17,981	$12,511
Provision for warranties issued	5,647	5,268
Payments	(2,310)	(2,879)
Ending balance	$21,318	$14,900
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextracker’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $88.8 million and $50.2 million as of September 26, 2025 and March 31, 2025, respectively, primarily related to advance payments to certain vendors for procurement of inventory.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Deferred tax assets
Deferred tax assets of $513.7 million and $498.8 million as of September 26, 2025 and March 31, 2025, respectively, are primarily related to the Company’s investment in Nextracker LLC as described in Note 13 in the notes to the consolidated financial statements included in the Form 10-K.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $59.4 million and $42.9 million as of September 26, 2025 and March 31, 2025, respectively. In addition, accrued expenses also include $44.1 million and $54.1 million of accrued payroll as of September 26, 2025 and March 31, 2025, respectively.
TRA liability
TRA liability related to the amount expected to be paid to Flex Ltd. (“Flex”), TPG Inc. (“TPG”) and TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) pursuant to the Tax Receivable Agreement (as defined below), were $391.9 million and $419.4 million, as of September 26, 2025 and March 31, 2025, respectively, of which $372.5 million and $394.9 million, respectively, were included in TRA liabilities and $19.5 million and $24.5 million, respectively, were included in other current liabilities on the unaudited condensed consolidated balance sheets. During the six-month period ended September 26, 2025, a payment of $27.4 million was made to Flex, TPG and the TPG Affiliates, which is presented as a financing activity on the unaudited condensed consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of long-term lease liabilities of $45.7 million and $25.6 million, contingent earnouts for the Company’s acquisitions of $31.5 million and $2.6 million, and long-term portion of standard product warranty liabilities of $7.1 million and $6.4 million as of September 26, 2025 and March 31, 2025, respectively. See Note 11 “Business and asset acquisitions” in the notes to the unaudited condensed consolidated financial statements for further detail on the earnouts for the Company’s business acquisitions.
Recently issued accounting pronouncement
Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses: In July 2025, Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606. The new standard is effective for the Company beginning in fiscal year 2027 with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2027 with an immaterial impact on its consolidated financial statements.
ASU 2024-03 and 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: In November 2024, the FASB issued a new accounting standard requiring a public business entity to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The annual reporting requirements of the new standard are effective for the Company beginning in fiscal year 2028 and interim reporting requirements are effective beginning in the first quarter of fiscal year 2029, with early adoption permitted. The Company expects to adopt the new guidance in fiscal year 2028 with an immaterial impact on its consolidated financial statements.
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
3.Revenue
Based on Accounting Standards Codification (“ASC”) 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Nextracker’s revenue disaggregated based on timing of transfer-point in time and over time for the three and six-month periods ended September 26, 2025 and September 27, 2024:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In thousands)
Timing of Transfer
Point in time	$58,931	$20,286	$75,894	$31,006
Over time	846,337	615,285	1,693,627	1,324,486
Total revenue	$905,268	$635,571	$1,769,521	$1,355,492
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the unaudited condensed consolidated balance sheets. Nextracker’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $425.3 million and $405.9 million as of September 26, 2025 and March 31, 2025, respectively, are presented in the unaudited condensed consolidated balance sheets, of which $141.2 million and $140.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets increased by $19.4 million from March 31, 2025 to September 26, 2025 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the six-month periods ended September 26, 2025 and September 27, 2024, Nextracker converted $216.5 million and $133.4 million of deferred revenue to revenue, respectively, which represented 63% and 45%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of September 26, 2025, Nextracker had $471.2 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 79% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the six-month period ended September 26, 2025, additions to the Company’s goodwill are driven by its acquisitions of Bentek Corporation (“Bentek”), OnSight Technology, Inc. (“OnSight”), and Origami Solar, Inc., (“Origami”) as further described in Note 11.
The following table summarizes the activity in the Company’s goodwill during the six-month period ended September 26, 2025 (in thousands):

Balance as of March 31, 2025	$371,018
Additions	102,649
Balance as of September 26, 2025	$473,667
Other intangible assets
During the six-month period ended September 26, 2025, the total gross value of other intangible assets increased by $33.5 million, primarily consisting of $30.7 million of developed technology and $2.1 million of trade name. This increase is primarily driven by the recent business acquisitions as further described in Note 11.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The components of identifiable intangible assets are as follows:

	As of September 26, 2025			As of March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$69,969	$(5,027)	$64,942	$39,200	$(2,394)	$36,806
Customer relationships	18,543	(4,579)	13,964	18,000	(2,779)	15,221
Trade name and other intangibles	5,157	(2,347)	2,810	3,018	(1,804)	1,214
Total	$93,669	$(11,953)	$81,716	$60,218	$(6,977)	$53,241
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the three and six-month periods ended September 26, 2025 and September 27, 2024 was as follows:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In thousands)
Cost of sales	$1,649	$896	$2,808	$984
Selling general and administrative expense	1,269	979	2,169	979
Total amortization expense	$2,918	$1,875	$4,977	$1,963
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of September 26, 2025 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2026 (1)	$6,434
2027	12,470
2028	11,336
2029	10,967
2030	8,014
Thereafter	32,477
Total amortization expense	$81,698
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2026.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In thousands)
Cost of sales	$5,077	$2,481	$7,315	$6,261
Selling, general and administrative expenses	24,039	25,417	42,531	40,704
Research and development	2,537	1,987	4,117	4,821
Total stock-based compensation expense	$31,653	$29,885	$53,963	$51,786
During the six-month period ended September 26, 2025, the Company granted 1.4 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $62.48 per award.
In addition, the Company also granted 0.4 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2028, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the six-month period ended September 26, 2025 was estimated to be $76.04 per award. The fair value of these PSU awards granted during the six-month period ended September 26, 2025 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
Further, the Company granted 0.2 million options awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such options is equal to $56.05 per award, which corresponds to the Company’s closing price per share as of the grant date of the awards. The fair value of these options awards granted during the six-month period ended September 26, 2025 was estimated to be $32.60 based on a Black-Scholes option pricing model.
Additionally, during the six-month period ended September 26, 2025, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of September 26, 2025 was approximately $198.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	September 26, 2025			September 27, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$146,861	148,027,872	$0.99	$115,391	143,478,959	$0.80

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		1,816,836			1,159,734
Common stock equivalents from RSUs (2)		1,227,359			1,294,584
Common stock equivalents from PSUs (3)		946,038			1,237,094
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$1,873	1,908,827

Diluted EPS
Net income	$146,861	152,018,105	$0.97	$117,264	149,079,198	$0.79
(1)During the three-month periods ended September 26, 2025 and September 27, 2024, approximately 0.4 million and 0.8 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended September 26, 2025 and September 27, 2024, approximately 0.7 million and 0.8 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended September 26, 2025 and September 27, 2024, approximately 0.4 million and 0.7 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements

	Six-month periods ended
	September 26, 2025			September 27, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextracker Inc. common stockholders	$304,044	147,480,066	$2.06	$237,091	142,785,176	$1.66

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,627,871			1,273,829
Common stock equivalents from RSUs (2)		1,177,294			1,378,883
Common stock equivalents from PSUs (3)		824,800			1,235,060
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$4,967	2,477,715

Diluted EPS
Net income	$304,044	151,110,031	$2.01	$242,058	149,150,663	$1.62
(1)During the six-month periods ended September 26, 2025 and September 27, 2024, approximately 0.4 million and 0.8 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the six-month periods ended September 26, 2025 and September 27, 2024, approximately 0.7 million and 0.5 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the six-month periods ended September 26, 2025 and September 27, 2024, approximately 0.4 million and 0.7 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
7.Credit facilities
On September 8, 2025, the Company and the LLC, as the borrower, entered into a credit agreement (the “New Credit Agreement”), which replaced the existing credit agreement originally entered into by the Company on February 13, 2023 (as amended from time to time, the “Existing Credit Agreement”). The New Credit Agreement provides for an unsecured revolving credit facility (the “New Revolving Credit Facility”) that matures on September 8, 2030 (the “Maturity Date”). The initial maximum aggregate principal amount available under the New Revolving Credit Facility is $1.0 billion. Subject to the satisfaction of certain conditions, the LLC may request an increase of the aggregate amount available under the New Revolving Credit Facility of up to $250.0 million at any time. The New Revolving Credit Facility provides for sub-facilities for the issuances of letters of credit in an aggregate amount not to exceed $500.0 million and swingline loans not to exceed $150.0 million in the aggregate.
The LLC may borrow, repay and re-borrow amounts under the New Credit Agreement from time to time until the Maturity Date. Voluntary prepayments under the New Credit Agreement are permitted from time to time generally without premium or penalty. The New Revolving Credit Facility is guaranteed by the Company and the LLC. Borrowings under the New Credit Agreement bear interest at a rate of either (i) the Term SOFR rate, (ii) the Daily Simple SOFR rate, (iii) the Term RFR rate, (iv) the Daily Simple RFR rate, or (v) the Eurocurrency Rate, plus the Applicable Margin, each as defined and described in the New Credit Agreement with respect to the applicable type of borrowing.
The LLC is required to pay a quarterly commitment fee on the undrawn portion of the New Revolving Credit Facility commitments, ranging from 7.5 to 20 basis points, depending on the LLC’s consolidated net leverage ratio and credit rating. Additionally, the LLC is required to pay a quarterly letters of credit fee on the utilized portion, ranging from 87.5 to 150 basis points, also depending on the LLC’s consolidated net leverage ratio and credit rating.
The New Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limits the ability of the Company, LLC and its subsidiaries to incur certain additional indebtedness or liens and requires the Company and LLC to maintain a consolidated net leverage ratio below a certain threshold.
As a result of the New Credit Agreement, the Company capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of September 26, 2025, the Company had approximately $915.0 million available under the New Revolving Credit Facility, net of $85.0 million of outstanding letters of credit. The Company was in compliance with all applicable covenants as of September 26, 2025.
Concurrently with the closing of the New Credit Agreement, the Company voluntarily terminated its Existing Credit Agreement, and all revolving commitments and all revolving loans under the Existing Credit Agreement, including all accrued interest or fees, have been paid and terminated in full as of September 8, 2025. The Existing Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million, of which no amounts were drawn as of September 26, 2025, and would have matured on February 11, 2028. In conjunction with the termination, the Company wrote off all unamortized issuance costs related to the Existing Credit Agreement as of September 8, 2025 and as a result recorded a loss on debt extinguishment of approximately $5.8 million, including transaction costs, in other income, net on its unaudited condensed consolidated statements of operations and comprehensive income. The Company incurred no termination penalties in connection with the early termination of the Existing Credit Agreement.
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

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
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
Antidumping and Countervailing Duties
Under an August 2023 “circumvention” determination by the U.S. Department of Commerce (“Commerce”), crystalline solar photovoltaic (“CSPV”) cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using wafers and other key components made in China and entered into the United States on or after April 1, 2022 are subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012 (“Solar Circumvention Determination”). AD/CVD cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
In September 2022, in response to Presidential Proclamation 10414, Commerce published a final rule that exempted CSPV modules subject to the Solar Circumvention Determination from AD/CVD cash deposits and duties if the CSPV modules entered the United States before June 6, 2024 and utilized by December 3, 2024, and if the importer of the modules complied with certain certification requirements (the “Solar Duty Waiver Regulation”). Commerce also implemented a separate certification mechanism for importers to demonstrate that imported CSPV modules are not subject to the Solar Circumvention Determination as a result of falling outside of the scope of the determination. CSPV modules imported from Cambodia, Malaysia, Thailand and Vietnam and not demonstrated via certifications to be either covered by the Solar Duty Waiver Regulation or outside the scope of the Solar Circumvention Determination are subject to AD/CVD cash deposits and possible final AD/CVD duty liability at varying rates depending on the producer and exporter of the modules.
On August 22, 2025, the U.S. Court of International Trade (“CIT”) issued a decision declaring the Solar Duty Waiver Regulation unlawful and ordering the U.S. government to impose AD/CVD duties on merchandise that had benefitted from the Solar Duty Waiver Regulation. The CIT’s decision has been appealed to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”), and the CIT’s judgment has been stayed during the pendency of that appeal.
Since April 2022, Nextracker has imported proprietary CSPV smart modules from Malaysia and Thailand that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Nextracker submitted certifications for the modules to either take advantage of the Solar Duty Waiver Regulation or to demonstrate that the modules do not fall within the scope of the Solar Circumvention Determination, but Nextracker did not strictly follow all of the certification procedures for a number of these entries. If the Federal Circuit upholds the CIT’s decision in the litigation challenging the Solar Duty Waiver Regulation or Nextracker’s certifications are found to be invalid, Nextracker could be required to pay AD/CVD amounts with respect to the applicable entries of the modules.
In December 2024, in connection with the August 2023 Solar Circumvention Determination, U.S. Customs and Border Protection (“CBP”) instructed Nextracker to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. CBP required the cash deposit payment based on the agency’s perception that certifications accompanying the imports were deficient. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
CSPV modules based on the Solar Circumvention Determination, which are much larger in volume than the number of imports related to the $1 million cash deposits, such additional cash deposits could be material and may not be ultimately refunded to us.
While Nextracker is attempting to mitigate duty risk, the potential AD/CVD duty liability with respect to the entries at risk because of the possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies is unknown but estimated to be as much as approximately $120 million, plus compounded interest which could be significant, depending upon the specific scenarios. The likelihood of a loss to Nextracker cannot be determined and management is not able to reasonably estimate the amount of such loss.
To mitigate the AD/CVD duty risk, Nextracker has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextracker. Even if the Solar Duty Waiver Regulation is ultimately upheld on appeal, CBP may reject Nextracker’s certifications and attempt to subject Nextracker’s entries to the Solar Circumvention Determination and the AD/CVD orders on CSPV cells and modules from China.
To further mitigate the risk, Nextracker filed a request for a changed circumstances review with Commerce, seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China, retroactive to January 1, 2022, which is before the effective date of the Solar Circumvention Determination. Commerce preliminarily granted the exclusion, but Commerce limited the retroactive period for the exclusion such that the exclusion would benefit only a small portion of Nextracker’s past entries and eliminate only an insignificant amount of the potential historical duty liability. Nextracker is continuing to advocate for Commerce to extend the retroactive exclusion period to January 1, 2022 in Commerce’s final changed circumstances review determination. As of October 29, 2025, the outcome of the litigation challenging the Solar Duty Waiver Regulation, CBP’s treatment of Nextracker’s certifications, and the changed circumstances review remain unclear.
9.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In thousands, except percentages)
Income tax	$35,864	$19,928	$69,648	$47,080
Effective tax rates	19.6%	14.5%	18.6%	16.3%
The increase in income tax expense and effective tax rate from the three-month period ended September 27, 2024 to the three-month period ended September 26, 2025 is primarily driven by an increase in income before income taxes for the corresponding period and a discrete tax benefit in the three-month period ended September 27, 2024 related to a change in management’s assertion to the realization for certain deferred tax assets, partially offset by tax benefit associated with stock based compensation.
The increase in income tax expense and effective tax rate from the six-month period ended September 27, 2024 to the six-month period ended September 26, 2025 is driven by an increase in income before income taxes for the corresponding period and discrete tax benefits in the six-month period ended September 27, 2024 related to a change in managements’ assertion to the realization for certain deferred tax assets, partially offset by tax benefit associated with stock based compensation and a tax credit approved by the State of California.
10.Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and Nextracker’s performance are assessed by

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements its Chief Executive Officer, identified as the CODM, using consolidated net income as the primary measure of segment profit to support business expansion, new product development and operational efficiencies.
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.
For all periods presented, Nextracker has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the three and six-month periods ended September 26, 2025 and September 27, 2024:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In thousands)
Revenue	$905,268	$635,571	$1,769,521	$1,355,492
Less:
Material cost	568,930	373,994	1,132,224	807,018
45X vendor credits	(99,069)	(50,707)	(192,275)	(98,010)
Tariffs	32,507	2,365	43,302	7,939
Freight, labor and other cost of sales	110,040	85,124	211,684	176,310
Selling, general and administrative expenses	84,626	72,127	158,562	132,954
Research and development	26,889	19,193	48,449	35,712
Interest expense	730	3,665	1,946	6,945
Other income, net	(2,110)	(7,382)	(8,063)	(2,514)
Provision for income taxes	35,864	19,928	69,648	47,080
Net income and comprehensive income	$146,861	$117,264	$304,044	$242,058
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Revenue:	(In thousands)
U.S.	$686,968	$461,806	$1,286,466	$973,288
Rest of the World	218,300	173,765	483,055	382,204
Total	$905,268	$635,571	$1,769,521	$1,355,492
The United States is the principal country of domicile.
11.Business acquisitions
On May 7, 2025, as part of an all-cash transaction, the Company acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, the Company acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants. Further, on September 8, 2025, the Company acquired 100% interest in Origami, a pioneer in roll-formed steel frame technology for solar plants.
These business acquisitions expand Nextracker’s capabilities to provide its customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid, and certain services related to operations and maintenance. Additionally, the acquisition of Origami expands the Company's capability to accelerate panel installation and improve long-term system performance. These business acquisitions continue Nextracker’s strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The aggregate cash consideration of the foregoing business acquisitions was approximately $108.3 million, net of cash acquired. Their aggregate total purchase price of $140.2 million includes $2.9 million of deferred consideration expected to be paid within a 12-month period, and $28.9 million of contingent earnout in aggregate (with a maximum possible consideration of $57.5 million).
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
The contingent earnout related to the OnSight acquisition is subject to a certain technology milestone and the achievement of future revenue performance targets, starting May 1, 2025 to March 31, 2028. As of the acquisition date, the fair value of this contingent earnout liability was estimated to be $7.0 million based on the combination of a Monte-Carlo simulation model for the revenue-based earnout and a Scenario-Based Method for the technology milestone-based earnout.
The contingent earnout related to the Origami acquisition is subject to the achievement of future revenue performance targets, starting September 8, 2025 to June 30, 2028. As of the acquisition date, the fair value of this contingent earnout liability was estimated to be $14.5 million based on a Monte-Carlo simulation model for the revenue-based earnout. As of September 26, 2025, the Company is still finalizing its assessment of the fair value of the Origami contingent earnout.
The Monte-Carlo simulation model is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of its contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its unaudited condensed consolidated statements of operations and comprehensive income. As of September 26, 2025, no change in the fair value of the contingent earnout liabilities was identified by management, and as such, the aggregate balance of $28.9 million was included in other liabilities in the unaudited condensed consolidated balance sheets.
The following table represents the activity related to the contingent earnout for the six-month period ended September 26, 2025 (in thousands):

Balance as of March 31, 2025	$2,550
Additions	28,930
Balance as of September 26, 2025	$31,480
The Company incurred approximately $3.7 million of acquisition costs which are presented as selling, general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive income. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s unaudited condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
The following table represents the Company’s preliminary allocation of the Bentek, OnSight and Origami acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$23,001
Property and equipment	7,320
Intangible assets	23,667
Goodwill	102,649
Other assets	14,184
Total assets	170,821

Current liabilities	22,956
Other liabilities, non-current	7,659
Total purchase price, net of cash acquired	$140,206
Intangible assets are comprised of $21.0 million of developed technology to be amortized over an estimated weighted average useful life of 9.3 years, $2.1 million of trade name to be amortized over an estimated useful life of two years, and $0.5 million of customer relationships to be amortized over an estimated weighted average useful life of 1.9 years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.
Fiscal year 2025 - Foundations acquisitions
During the six-month period ended September 27, 2024, the Company completed two acquisitions. On June 20, 2024, as part of an all-cash transaction, the Company acquired 100% of the interest in Ojjo, Inc. (“Ojjo”), a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation. Additionally, on July 31, 2024, the Company closed the acquisition of the solar foundations business held by Solar Pile International and affiliates (“SPI”) through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
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
The aggregate cash consideration of the Foundations acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million included $14.0 million of deferred consideration, which was paid in full during the three-month period ended September 26, 2025, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the Foundations acquisitions were included in the Company’s unaudited condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.
Intangible assets were comprised of $31.7 million of developed technology to be amortized over an estimated useful life of ten years, and $18.0 million of customer relationships to be amortized over an estimated useful life of five years.

NEXTRACKER
Notes to the unaudited condensed consolidated financial statements
Pro-forma results of operations have not been presented because the effects were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended September 26, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 22, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
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
We have shipped more than 150 GW of solar tracker systems as of October 29, 2025 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $1.8 billion for the six-month period ended September 26, 2025 and $3.0 billion for fiscal year 2025.

We have entered into a joint venture agreement with Abunayyan Holding in Saudi Arabia to help further expand our footprint in the Middle East and North Africa markets. The joint venture is expected to establish a strategic regional hub, bringing sales and operations closer to customers, enhancing self-reliance, and strengthening Nextracker's presence in one of the world’s fastest growing solar markets. The joint venture is expected to be consummated during our fourth fiscal quarter following the formation of Saudi Arabia legal entities and satisfaction of other closing conditions contained in the joint venture agreement.
Business acquisitions
On May 7, 2025, we acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, we acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants. Further, on September 8, 2025, we acquired 100% of the interest in Origami Solar, Inc. (“Origami”), a pioneer in roll-formed steel frame technology for solar plants.
These business acquisitions expand our capabilities to provide our customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid, and certain services related to operations and maintenance. Additionally, the acquisition of Origami expands our capability to accelerate panel installation and improve long-term system performance. These business acquisitions continue our strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
The aggregate cash consideration of the foregoing business acquisitions was approximately $108.3 million, net of cash acquired. Their aggregate total purchase price of $140.2 million, includes $2.9 million of deferred consideration expected to be paid within a 12-month period, and $28.9 million of contingent earnout in aggregate (with a maximum possible consideration of $57.5 million). See Note 11 in the notes to the unaudited condensed consolidated financial statements for further detail on these acquisitions.
In our capital allocation strategy, we are prioritizing growth that includes both organic growth and through merger and acquisitions (“M&A”). We have a disciplined M&A approach, focusing on our core competencies, technological differentiation, and value for customers.
Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Six-month periods ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
Revenue:	(In thousands, except percentages)
U.S.	$686,968	76%	$461,806	73%	$1,286,466	73%	$973,288	72%
Rest of the World	218,300	24%	173,765	27%	483,055	27%	382,204	28%
Total	$905,268		$635,571		$1,769,521		$1,355,492
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions)
Customer G	$98.6	$83.4	*	$192.7
Customer H	$123.0	*	$222.5	*
*    Percentage below 10%
Our revenue mix is predominantly comprised of solar tracker system sales. In addition, during our second quarter of fiscal year 2026, we have recognized revenue for TrueCapture, eBOS, foundations business, robotic solutions, and other.

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
Revenue
We derive our revenue primarily from the sale of solar trackers and energy yield management systems to our customers. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant. We also derived our revenue from TrueCapture, eBOS, foundations business, robotic solutions, and other.
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
Steel prices, cost of transportation, and labor costs in countries where our suppliers perform manufacturing activities affect our cost of sales. Our ability to lower our cost of sales depends on implementation and design improvements to our products as well as on driving more cost-effective manufacturing processes with our suppliers. We generally do not directly purchase raw materials such as steel or electronic components and generally do not hedge against changes in their price. Most of our cost of sales are directly affected by sales volume. Personnel costs related to our supply chain, logistics, quality, and tooling are not directly impacted by our sales volume.
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
Research and development
Research and development expenses consist primarily of personnel-related costs associated with our engineering employees, stock-based compensation, third-party consulting and supporting our new business acquisitions. Research and development activities include improvements to our existing products, development of new tracker products such as energy yield management systems and innovations expand our technology platform. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.
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

	Three-month periods ended			Six-month periods ended
	September 26, 2025	September 27, 2024	% Change	September 26, 2025	September 27, 2024	% Change
Unaudited Condensed Statement of Operations and Comprehensive Income Data:	(In thousands, except percentages)
Revenue	$905,268	$635,571	42%	$1,769,521	$1,355,492	31%
Cost of sales	612,408	410,776	49	1,194,935	893,257	34
Gross profit	292,860	224,795	30	574,586	462,235	24
Selling, general and administrative expenses	84,626	72,127	17	158,562	132,954	19
Research and development	26,889	19,193	40	48,449	35,712	36
Operating income	181,345	133,475	36	367,575	293,569	25
Interest expense	730	3,665	(80)	1,946	6,945	(72)
Other income, net	(2,110)	(7,382)	(71)	(8,063)	(2,514)	221
Income before income taxes	182,725	137,192	33	373,692	289,138	29
Provision for income taxes	35,864	19,928	80	69,648	47,080	48
Net income and comprehensive income	$146,861	$117,264	25%	$304,044	$242,058	26%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, various non-recurring tax adjustments, and non-recurring integration activities related to acquisitions. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) revolver extinguishment costs, (iii) provision for income taxes, (iv) depreciation expense, (v) intangible amortization, (vi) stock-based compensation expense and (vii) non-recurring integration activities related to acquisitions. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.
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

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$299,586	$228,172	$584,709	$469,480
Adjusted operating income	218,493	167,412	430,171	350,975
Adjusted net income	180,589	144,927	356,091	283,546
Adjusted EBITDA	223,526	172,651	438,300	347,627
Adjusted gross margin	33.1%	35.9%	33.0%	34.6%
Adjusted net income margin	19.9%	22.8%	20.1%	20.9%
Adjusted EBITDA margin	24.7%	27.2%	24.8%	25.6%
The following table provides a reconciliation of gross profit to Adjusted gross profit, operating income to Adjusted operating income, net income to Adjusted net income, net income to Adjusted EBITDA, gross margin to Adjusted gross margin, net income margin to Adjusted net income margin, and net income margin to Adjusted EBITDA margin for each period presented. The Adjusted measures presented in the table are inclusive of non-controlling interests.

	Three-month periods ended				Six-month periods ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$292,860	32.4%	$224,795	35.4%	$574,586	32.5%	$462,235	34.1%
Stock-based compensation expense	5,077		2,481		7,315		6,261
Intangible amortization	1,649		896		2,808		984
Adjusted gross profit & margin	$299,586	33.1%	$228,172	35.9%	$584,709	33.0%	$469,480	34.6%

GAAP operating income & margin	$181,345	20.0%	$133,475	21.0%	$367,575	20.8%	$293,569	21.7%
Stock-based compensation expense	31,653		29,885		53,963		51,786
Intangible amortization	2,918		1,875		4,977		1,963
Acquisition related costs (1)	2,577		2,177		3,656		3,657
Adjusted operating income & margin	$218,493	24.1%	$167,412	26.3%	$430,171	24.3%	$350,975	25.9%

GAAP net income & margin	$146,861	16.2%	$117,264	18.5%	$304,044	17.2%	$242,058	17.9%
Stock-based compensation expense	31,653		29,885		53,963		51,786
Intangible amortization	2,918		1,875		4,977		1,963
Adjustment for taxes	(3,420)		(6,274)		(10,549)		(15,918)
Acquisition related costs (1)	2,577		2,177		3,656		3,657
Adjusted net income & margin	$180,589	19.9%	$144,927	22.8%	$356,091	20.1%	$283,546	20.9%

GAAP net income & margin	$146,861	16.2%	$117,264	18.5%	$304,044	17.2%	$242,058	17.9%
Interest, net	(5,911)		455		(11,282)		(837)
Debt extinguishment cost (2)	5,121		—		5,121		—
Provision for income taxes	35,864		19,928		69,648		47,080
Depreciation expense	4,443		1,067		8,173		1,920
Intangible amortization	2,918		1,875		4,977		1,963
Stock-based compensation expense	31,653		29,885		53,963		51,786
Acquisition related costs (1)	2,577		2,177		3,656		3,657
Adjusted EBITDA & margin	$223,526	24.7%	$172,651	27.2%	$438,300	24.8%	$347,627	25.6%
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
(2)Debt extinguishment cost consists of nonrecurring costs for the termination of our existing credit agreement originally entered into on February 13, 2023.
The data below, and discussion that follows, represents our results from operations.
Comparison of the three-month periods ended September 26, 2025 and September 27, 2024
Revenue
Revenue increased by $269.7 million, or 42%, for the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, driven by a 41% increase in GW delivered, most notably in the U.S. driven by increased demand, coupled with additional revenue generated from our recent business acquisitions. Revenue increased by approximately $225.2 million, or 49%, in the U.S. during the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024 as the number of projects and volume of shipments increased year over year, Rest of the World increased by $44.5 million, or 26%, primarily resulting from increased shipments to Latin America, Australia, the Middle East and Europe.
Cost of sales and gross profit
Cost of sales increased by $201.6 million, or 49%, during the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily driven by the 41% increase in GW delivered noted above, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions, coupled with the impact from a $30.1 million increase in tariffs, partially offset by the impact from a $93.2 million increase in Internal Revenue Code Section 45X tax credit (“45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. We recognize a reduction in cost of sales for 45X Credits earned on components manufactured in the U.S. During the three-month periods ended September 26, 2025 and September 27, 2024, we recognized approximately $99.1 million and $50.7 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $32.5 million and $2.4 million respectively. Freight and logistics costs increased slightly as a percentage of revenue during the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024.
Gross profit increased by $68.1 million, or 30%, during the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily resulting from the U.S. and Rest of the World revenue growth noted above and the impact from the 45X Credit recognized in the period, which offset the higher tariffs noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $12.5 million, or 17%, to $84.6 million for the three-month period ended September 26, 2025 from approximately $72.1 million for the three-month period ended September 27, 2024 while decreasing 200 basis points from approximately 11% to approximately 9% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in costs of approximately $11.3 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth, and $2.6 million of acquisition-related costs incurred in conjunction with our new business acquisitions.
Research and development
Research and development expenses increased by $7.7 million, or 40%, to $26.9 million for the three-month period ended September 26, 2025 from approximately $19.2 million during the three-month period ended September 27, 2024, primarily driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased by $2.9 million, or 80%, to $0.7 million for the three-month period ended September 26, 2025 from $3.7 million during the three-month period ended September 27, 2024, primarily driven by the full repayment of the Term Loan under the 2023 Credit Agreement (as defined in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in the Form 10-K) in the fourth quarter of fiscal year 2025.
Other income, net
Other income, net was $2.1 million for the three-month period ended September 26, 2025, which primarily included $6.4 million of interest income, partially offset the write-off of unamortized issuance costs of $5.8 million associated with our Existing RCF (as defined below), coupled with $1.9 million of unfavorable foreign currency exchange losses and other. Other income, net was $7.4 million income for the three-month period ended September 27, 2024, which primarily included $3.3 million of interest income and $2.4 million of favorable foreign currency exchange gains.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% for the three and six-month periods ended September 26, 2025 and September 27, 2024. For the three-month periods ended September 26, 2025 and September 27, 2024, we recorded total income tax expense of $35.9 million and $19.9 million, respectively, which reflected consolidated effective income tax rates of 19.6% and 14.5%, respectively. The increase in tax expense as well as effective tax rate from the three-month period ended September 27, 2024 to the three-month period ended September 26, 2025 is driven by an increase in income before income taxes for the corresponding period and a discrete tax benefit in the three-month period ended September 27, 2024 related to a change in management’s assertion to the realization for certain deferred tax assets, partially offset by tax benefit associated with stock based compensation.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Among other provisions, the OBBBA made permanent extensions of certain provisions within the Tax Cuts and Jobs Act and allowance of immediate expensing of qualified research and development expenses. We have performed our initial evaluation of the impact of OBBBA on our consolidated financial statements, and do not expect it to have a material impact on our effective tax rate for fiscal year 2026.
Comparison of the six-month periods ended September 26, 2025 and September 27, 2024
Revenue
Revenue increased by $414.0 million, or 31%, for the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, driven by a 34% increase in GW delivered, most notably in the U.S. due to increased demand, coupled with additional revenue generated from our recent business acquisitions. Revenue increased approximately $313.2 million, or 32% in the U.S. during the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024 as more projects came on line, and the Rest of the World increased $100.9 million, or 26%, primarily from increased shipments to Latin America, the Middle East and Europe.
Cost of sales and gross profit
Cost of sales increased by $301.7 million, or 34%, during the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily driven by the 34% increase in GW delivered, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions noted above, coupled with the impact from a $35.4 million increase in tariffs. These increases were partially offset by the impact from the 45X Credit. During the first half of fiscal years 2026 and 2025, we recognized approximately $192.3 million and $98.0 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $43.3 million and $7.9 million respectively. Freight and logistics costs (excluding tariffs) remained flat as a percentage of revenue during the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024.
Gross profit increased by $112.4 million, or 24%, during the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily resulting from the U.S. and Rest of the World revenue growth, and the impact from the 45X Credit recognized in the first half of fiscal year 2026, offset by the higher tariffs coupled with the higher cost associated with our increase in headcount noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $25.6 million, or 19%, to $158.6 million for the six-month period ended September 26, 2025 from approximately $133.0 million for the six-month period ended September 27, 2024. The increase in selling, general and administrative expenses was primarily the result of approximately $20.1 million related to the continued expansion of our sales organization in line with the growth in the global market, and the expansion of our supporting functions required to support our current and planned growth; $3.7 million of acquisition-related costs incurred in conjunction with our new business acquisitions; and a $1.8 million increase in stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan.
Research and development
Research and development expenses increased $12.7 million, or 36%, to $48.4 million for the six-month period ended September 26, 2025 from approximately $35.7 million during the six-month period ended September 27, 2024, primarily driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased $5.0 million, or 72%, to $1.9 million, for the six-month period ended September 26, 2025 from $6.9 million during the six-month period ended September 27, 2024, primarily driven by the full repayment of the Term Loan under the 2023 Credit Agreement in the fourth quarter of fiscal year 2025.
Other income, net
Other income, net was $8.1 million income for the six-month period ended September 26, 2025, which primarily included $12.7 million interest income, partially offset by the write-off of unamortized issuance costs of $5.8 million associated with our Existing RCF (as defined below), coupled with $2.2 million of unfavorable foreign currency exchange losses and other. Other income, net was $2.5 million income for the six-month period ended September 27, 2024, which primarily included $8.0 million interest income, partially offset by $7.4 million of unfavorable foreign currency exchange losses.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% for the six-month periods ended September 26, 2025 and September 27, 2024. For the six-month periods ended September 26, 2025 and September 27, 2024, we recorded total income tax expense of $69.6 million and $47.1 million, respectively, which reflected consolidated effective income tax rates of 18.6% and 16.3%, respectively. The increase in tax expense as well as effective tax rate from the six-month period ended September 27, 2024 to the six-month period ended September 26, 2025 is driven by an increase in income before income taxes for the corresponding period and discrete tax benefits in the six-month period ended September 27, 2024 related to a change in management’s assertion to the realization for certain deferred tax assets, partially offset by tax benefit associated with stock based compensation and a tax credit approved by the State of California.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund the growth in our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business. We enhanced our capital structure with a $1.0 billion unsecured revolving credit facility expanding our total liquidity to approximately $1.8 billion as of September 26, 2025.
Credit Facilities
On September 8, 2025, we and the LLC, as the borrower, entered into a credit agreement (the “New Credit Agreement”), which replaced the existing credit agreement originally entered into by us on February 13, 2023 (as amended from time to time, the “Existing Credit Agreement”). The New Credit Agreement provides for an unsecured revolving credit facility (the “New Revolving Credit Facility”) that matures on September 8, 2030 (the “Maturity Date”). The initial maximum aggregate principal amount available under the New Revolving Credit Facility is $1.0 billion. Subject to the satisfaction of certain conditions, the LLC may request an increase of the aggregate amount available under the New Revolving Credit Facility of up to $250.0 million at any time. The New Revolving Credit Facility provides for sub-facilities for the issuances of letters of credit in an aggregate amount not to exceed $500.0 million and swingline loans not to exceed $150.0 million in the aggregate.

The LLC may borrow, repay and re-borrow amounts under the New Credit Agreement from time to time until the Maturity Date. Voluntary prepayments under the New Credit Agreement are permitted from time to time generally without premium or penalty. The New Revolving Credit Facility is guaranteed by us and the LLC. Borrowings under the New Credit Agreement bear interest at a rate of either (i) the Term SOFR rate, (ii) the Daily Simple SOFR rate, (iii) the Term RFR rate, (iv) the Daily Simple RFR rate, or (v) the Eurocurrency Rate, plus the Applicable Margin, each as defined and described in the New Credit Agreement with respect to the applicable type of borrowing.
The LLC is required to pay a quarterly commitment fee on the undrawn portion of the New Revolving Credit Facility commitments, ranging from 7.5 to 20 basis points, depending on the LLC’s consolidated net leverage ratio and credit rating. Additionally, the LLC is required to pay a quarterly letters of credit fee on the utilized portion, ranging from 87.5 to 150 basis points, also depending on the LLC’s consolidated net leverage ratio and credit rating.
The New Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limits the ability of us, the LLC and its subsidiaries to incur certain additional indebtedness or liens and requires us and the LLC to maintain a consolidated net leverage ratio below a certain threshold.
As a result of the New Credit Agreement, we capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of September 26, 2025, we had approximately $915.0 million available under the New Revolving Credit Facility, net of $85.0 million of outstanding letters of credit. We were in compliance with all applicable covenants as of September 26, 2025.
Concurrently with the closing of the New Credit Agreement, we voluntarily terminated our Existing Credit Agreement, and all revolving commitments and all revolving loans under the Existing Credit Agreement, including all accrued interest or fees, had been paid and terminated in full as of September 8, 2025. The Existing Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million (the “Existing RCF”), of which no amounts were drawn as of September 26, 2025, and would have matured on February 11, 2028. In conjunction with the termination, we wrote off all unamortized issuance costs related to the Existing Credit Agreement as of September 8, 2025 and as a result recorded a loss on debt extinguishment of approximately $5.8 million, including transaction costs, in other income, net on our unaudited condensed consolidated statements of operations and comprehensive income. We incurred no termination penalties in connection with the early termination of the Existing Credit Agreement.
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
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our New Revolving Credit Facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.

Cash Flows Analysis

	Six-month periods ended
	September 26, 2025	September 27, 2024
	(In thousands)
Net cash provided by operating activities	$268,203	$274,627
Net cash used in investing activities	(142,521)	(159,575)
Net cash used in financing activities	(46,443)	(27,222)
Six-month period ended September 26, 2025
Net cash provided by operating activities was $268.2 million during the six-month period ended September 26, 2025. Total cash provided during the period was driven by net income of $304.0 million adjusted for non-cash charges of approximately $80.1 million primarily related to stock-based compensation expense, depreciation and amortization, write-off of unamortized revolver issuance costs, and deferred income taxes. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $115.9 million as we continue to fund our current and planned growth.
Net cash used in investing activities was approximately $142.5 million and directly attributable to the $115.8 million payment for the acquisitions of Bentek, OnSight, and Origami net of cash acquired, coupled with $26.7 million paid for the purchase of property and equipment.
Net cash used in financing activities was $46.4 million primarily resulting from a $27.4 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, a $14.0 million payment of acquisition deferred purchase price, and a $3.0 million tax distribution to our former non-controlling interest holder pursuant to the LLC Agreement.
Six-month period ended September 27, 2024
Net cash provided by operating activities was $274.6 million during the six-month period ended September 27, 2024. Total cash provided during the period was driven by net income of $242.1 million adjusted for non-cash charges of approximately $57.2 million primarily related to stock-based compensation expense, depreciation and amortization and provision for credit losses, partially offset by deferred income taxes associated with the Tax Receivable Agreement. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $24.6 million. Accounts payable decreased $53.3 million, partially associated with timing and a decrease in payment cycle. Other liabilities decreased $67.2 million primarily due to decrease in accrued expense, and other assets increased $16.1 million driven by advance payments to suppliers. Partially offsetting the cash outflows were decreases in inventory of $27.2 million as we continued to transfer production to the U.S. and shrink lead times, decreases in account receivable and contract assets in the aggregate of $61.6 million due to a reduction in revenue, the timing of billings and deliveries, and increases in deferred revenue of $23.3 million driven primarily by increased deposits on higher bookings during the period.
Net cash used in investing activities was approximately $159.6 million and directly attributable to the $144.7 million payment for the Foundations acquisitions, net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $27.2 million primarily resulting from a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, a $6.1 million tax distribution to our former non-controlling interest holders pursuant to the LLC Agreement, and a $3.7 million payment of the Existing RCF issuance costs.
Cash management and financing
We had a total liquidity of approximately $1.8 billion as of September 26, 2025, primarily related to unutilized amounts under the New Revolving Credit Facility net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents.

Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, in September 2025, we entered into a New Credit Agreement, which replaced the Existing Credit Agreement originally entered into on February 13, 2023. The New Credit Agreement provides for a $1.0 billion unsecured New Revolving Credit Facility that matures on September 8, 2030. As of September 26, 2025, we had approximately $915.0 million available under the New Revolving Credit Facility, net of $85.0 million of outstanding letters of credit.
Information regarding our debt obligations, operating lease commitments, obligations under the Tax Receivable Agreement and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of September 26, 2025.
Recently adopted accounting pronouncements
None during the six-month period ended September 26, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of September 26, 2025.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 26, 2025 as compared to the fiscal year ended March 31, 2025.
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
The following table sets forth the percentage of our total revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Three-month periods ended		Six-month periods ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Customer G	11%	13%	*	14%
Customer H	14%	*	13%	*
Top five largest customers	43%	39%	39%	39%
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
Based on our overall currency rate exposures as of September 26, 2025 and March 31, 2025, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Defects, performance problems or vulnerabilities in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from our products.
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
The Inflation Reduction Act of 2022 (the “IRA”) made significant changes to the federal income tax credits available to solar energy projects, including the investment tax credit (“ITC”) under the U.S. Internal Revenue Code (“IRC”) for certain energy property. One such change created a per-unit tax credit (the “Section 45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC (and its successor commonly referred to as 48E or “tech neutral” effective January 1, 2025) has changed in the past and is subject to change in the future. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
Under the IRA, investments in certain solar projects may qualify for an additional bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41, which includes a “safe harbor” that taxpayers may use to classify certain components of solar projects for the purpose of qualifying for the domestic content bonus credit. On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08, which introduced an updated elective safe harbor. Generally, for a qualified facility or energy project to qualify for a domestic content bonus, the project must include specified amounts of U.S.-manufactured iron, steel and manufactured products and be able to substantiate that content and its country of manufacture. We have invested in developing a supply chain and U.S. manufacturing footprint to allow us to sell customers a solar tracker that we believe complies with the domestic content requirements provided in the Notices discussed above.
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

In lieu of Section 48E, as a result of changes made by the IRA, United States taxpayers may elect to claim a production tax credit (“PTC”) under Section 45Y of the IRC for qualified solar facilities if the construction of the facility began before January 1, 2025 and the facility is timely placed in service for federal income tax purposes.
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
The IRA created Sections 48E and 45Y, which are “technology neutral” tax credit incentives that replace each of the ITC and production tax credit (“PTC”), respectively, for certain qualifying projects that begin construction after 2024. These provisions require that a project satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. Taxpayers that began construction of energy projects or facilities that qualify for the ITC or PTC prior to 2025 may choose to claim the ITC, PTC, or one of the “technology neutral” tax credits in respect of the project assuming that certain continuous construction requirements are met.
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 (the “Clean Electricity Treasury regulations”) regarding the Section 45Y Credit with respect to certain qualified facilities claiming such tax credit and the Section 48E Credit with respect to claiming such a tax credit on certain qualified facilities and energy storage technology.
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar and wind facilities. For example, whereas under IRA Section 48E and 45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 to utilize a continuity safe harbor that permits solar projects to be placed in service within four calendar years following the calendar year in which the project began construction for tax credit eligibility. Solar projects that begin construction after July 4, 2026 must be placed in service by December 31, 2027 to qualify for the Section 48E and 45Y credits. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time. The OBBBA also introduced certain foreign entity of concern restrictions on owners of qualified facilities claiming such 48E and 45Y tax credits, as well as on manufacturers of components that otherwise qualify for the Section 45X credit.
Additionally, on July 7, 2025 President Trump issued an Executive Order directing the Secretary of the Treasury to take measures to strictly enforce the termination of the Sections 48E and 45Y credits for wind and solar facilities. The Executive Order specifically directs the Secretary of the Treasury to issue new restrictions concerning “beginning of construction” requirements that appear in many provisions of the OBBBA and which govern eligibility for these tax credits. The Executive Order targets “safe harbor” practices in which our customers’ seek to establish that their projects have begun construction by the relevant deadline (and therefore qualify for the tax credit) by incurring 5% or more of applicable project costs. Treasury guidance required by this Executive Order was issued on August 22, 2025. Under this guidance the 5% safe harbor was eliminated effective September 2, 2025 and additional requirements were imposed on solar projects for purposes of demonstrating both the start of physical construction and continuous physical construction thereafter. Such requirements may diminish our customers’ ability to qualify their projects for 48E or 45Y tax credits, which in turn could reduce demand for our products and materially harm our business and results of operations.
A foreign entity of concern (“FEOC”) is a designation referring to entities (governments or companies) that are under the ownership, control, or influence of deemed foreign adversaries, such as China. Under the OBBBA a taxpayer must comply with the FEOC rules applicable to a tax credit in order to qualify for such tax credit. The FEOC restrictions apply to Section 45X, 48E and 45Y in somewhat different ways. However, these rules generally require that Nextracker evaluate its ownership, the ownership of certain members of its supply chain partners, any rights regarding the ability to appoint board members and executives of Nextracker and its supply chain partners, certain payments made by Nextracker and its supply chain partners, and certain contractual arrangements entered into by Nextracker and its supply chain partners with other parties.
Nextracker is currently evaluating itself and its supply chain partners who provide components for U.S. qualified facilities and will continue to do so as the Treasury Department issues clarifying guidance or regulations. To the extent that our suppliers are disqualified from 45X eligibility as a result of FEOC restrictions, our cost of goods sold may increase and we may become less profitable and/or competitive. In addition, to the extent our tracker components are produced by suppliers which impair our customers’ ability to qualify their projects for Section 48E or 45Y credits (or related domestic content bonus credits), we may become less competitive and our business and results of operations could be materially harmed.
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
Moreover, changes in policies of recent U.S. presidential administrations have created regulatory uncertainty in the renewable energy industry, including the solar energy industry, and have adversely affected and may continue to adversely affect our business. For example, in the span of less than six years, the United States joined, withdrew from, and then rejoined the 2015 Paris Agreement on climate change mitigation following changes in administration between U.S. Presidents Obama, Trump and Biden. To start his second term, U.S. President Trump signed numerous executive orders including for the U.S. to again withdraw from the Paris Climate Treaty, to expedite deregulated oil and gas drilling, and revoke executive orders and actions from the previous administration related to, among other things, the implementation of the energy and infrastructure provisions of the IRA. Additionally, the U.S. Department of the Interior and U.S. Department of Energy have recently taken several steps to prohibit, prevent or delay new renewable energy projects. For example, on July 15, 2025 the Department of Interior issued an internal memo entitled “Departmental Review Procedures for Decisions, Actions, Consultations, and Other Undertakings Related to Wind and Solar Energy Facilities.” The memo mandates that 69 categories of previously routine permitting and review activities related to wind and solar projects be elevated to top levels within the Department of Interior, which may substantially slow approval timelines and reduce the number of projects permitted. These or similar actions could materially reduce the number of future solar projects and/or delay the timing of projects or result in cancellations of planned or in-process projects and could have a material adverse impact on our business, financial condition and results of operations.
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
On April 2, 2025, President Trump announced a new reciprocal tariff regime intended to reciprocate other countries’ tariffs and trade barriers. The new U.S. regime consists of a baseline, universal 10% tariff rate on goods from almost all trading partners and higher country-specific reciprocal tariff rates on goods from 57 countries. For most countries, the country-specific elements of the reciprocal tariffs became effective on August 7, 2025.
As of October 1, 2025, there is a 30% tariff on imports of most China-origin products under the International Emergency Economic Powers Act (“IEEPA”) (a third of which represents the baseline reciprocal tariff imposed on most countries and two-thirds of which purportedly targets China's role and lack of action in the export of fentanyl to the United States), with limited exceptions. These tariffs generally are additive to other tariffs on various solar energy-related products. The IEEPA-based tariffs on Chinese goods are scheduled to increase on November 10, 2025, following the expiration of a temporary suspension which is currently in effect. As of October 1, 2025, goods from Thailand generally face an IEEPA-based reciprocal tariff of 19% and goods from India generally face an IEEPA-based reciprocal tariff of 50% (half of which was imposed purportedly as a penalty for India’s importation of Russian oil).
The legality of all IEEPA-based tariffs is under review by the U.S. Supreme Court, after such tariffs were found to be ultra vires by both the U.S. Court of International Trade (“CIT”) and the Court of Appeals for the Federal Circuit (the “Federal Circuit”). Should the U.S. Supreme Court affirm the lower courts’ rulings that the IEEPA-based tariffs are unlawful, the U.S. government would no longer have authority to collect such tariffs.
As of August 18, 2025, there are 50% import tariffs on all imports of steel and aluminum products (including certain so-called “derivative” products), with limited exceptions for products imported from Canada, Mexico and the United Kingdom, imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). These steel and aluminum tariffs are not additive to the reciprocal tariffs, but are additive to tariffs of 25% on many Chinese steel products currently imposed under Section 301 of the Trade Act of 1974. Among the products that are subject to the 50% Section 232 steel tariff as a result of an unprecedented

“tariff inclusion” process are various solar tracker components that we import. As a result, steel tariffs are significantly impacting our costs and our gross margins and could result in interruptions in the steel supply chain.
Imports of solar modules from most countries currently face a 14% tariff pursuant to Section 201 of the Trade Act of 1974. The Section 201 (“Section 201”) tariff on solar modules is scheduled to terminate on February 6, 2026. There also are tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974 (“Section 301”). Section 301 tariffs on Chinese solar cells and modules are currently 50%, and Section 301 tariffs on parts of lead-acid storage batteries (including separators thereof) are currently 25%. Effective January 1, 2026, Section 301 tariffs on Chinese lithium-ion non-EV batteries are scheduled to increase to 25%. Nextracker products include proprietary crystalline solar photovoltaic (“CSPV”) modules that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Such CSPV modules are impacted by Section 201 tariffs on solar modules and, if sourced from China, could be impacted by Section 301 tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
Under an August 2023 “circumvention” determination by the U.S. Department of Commerce (“Commerce”), CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using wafers and other key components made in China and entered into the United States on or after April 1, 2022 are subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China that have been in place since 2012 (“Solar Circumvention Determination”). AD/CVD cash deposit rates for CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the imported merchandise.
In September 2022, in response to Presidential Proclamation 10414, Commerce published a final rule that exempted CSPV modules subject to the Solar Circumvention Determination from AD/CVD cash deposits and duties if the CSPV modules entered the United States before June 6, 2024 and utilized by December 3, 2024, and if the importer of the modules complied with certain certification requirements(the “Solar Duty Waiver Regulation”). Commerce also implemented a separate certification mechanism for importers to demonstrate that imported CSPV modules are not subject to the Solar Circumvention Determination as a result of falling outside of the scope of the determination. CSPV modules imported from Cambodia, Malaysia, Thailand and Vietnam and not demonstrated via certifications to be either covered by the Solar Duty Waiver Regulation or outside the scope of the Solar Circumvention Determination are subject to AD/CVD cash deposits and possible final AD/CVD duty liability at varying rates depending on the producer and exporter of the modules.
On August 22, 2025, the CIT issued a decision declaring the Solar Duty Waiver Regulation unlawful and ordering the U.S. government to impose AD/CVD duties on merchandise that had benefitted from the Solar Duty Waiver Regulation. The CIT’s decision has been appealed to the Federal Circuit, and the CIT’s judgment has been stayed during the pendency of that appeal.
Since April 2022, Nextracker has imported CSPV smart modules from Malaysia and Thailand that provide off-grid power to our controllers. Nextracker submitted certifications for the modules to either take advantage of the Solar Duty Waiver Regulation or to demonstrate that the modules do not fall within the scope of the Solar Circumvention Determination, but Nextracker did not strictly follow all of the certification procedures for a number of these entries. If the Federal Circuit upholds the CIT’s decision in the litigation challenging the Solar Duty Waiver Regulation or Nextracker’s certifications are found to be invalid, Nextracker could be required to pay AD/CVD amounts with respect to the applicable entries of the modules.
In December 2024, in connection with the August 2023 Solar Circumvention Determination, U.S. Customs and Border Protection (“CBP”) instructed Nextracker to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. CBP required the cash deposit payment based on the agency’s perception that certifications accompanying the imports were deficient. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules based on the Solar Circumvention Determination, which are much larger in volume than the number of imports related to the $1 million cash deposits, such additional cash deposits could be material and may not be ultimately refunded to us.
While Nextracker is attempting to mitigate duty risk, the potential AD/CVD duty liability with respect to the entries at risk because of the possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies is unknown but estimated to be as much as approximately $120 million, plus compounded interest which could be significant, depending upon the specific scenarios.

To mitigate the AD/CVD duty risk, Nextracker has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextracker. Even if the Solar Duty Waiver Regulation is ultimately upheld on appeal, CBP may reject Nextracker’s certifications and attempt to subject Nextracker’s entries to the Solar Circumvention Determination and the AD/CVD orders on CSPV cells and modules from China.
To further mitigate the risk, Nextracker filed a request for a changed circumstances review with Commerce, seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China, retroactive to January 1, 2022, which is before the effective date of the Solar Circumvention Determination. Commerce preliminarily granted the exclusion, but Commerce limited the retroactive period for the exclusion such that the exclusion would benefit only a small portion of Nextracker’s past entries and eliminate only an insignificant amount of the potential historical duty liability. Nextracker is continuing to advocate for Commerce to extend the retroactive exclusion period to January 1, 2022 in Commerce’s final changed circumstances review determination. As of October 29, 2025, the outcome of the litigation challenging the Solar Duty Waiver Regulation, CBP’s treatment of Nextracker’s certifications, and the changed circumstances review remain unclear.
In addition, in June 2025 Commerce issued AD/CVD orders covering most CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam and not covered by China AD/CVD orders. Combined AD/CVD cash deposit requirements associated with these follow-on proceedings range from 15% to over 3,000%.
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. If Commerce issues affirmative preliminary AD and CVD determinations in the investigations we likely will face CVD cash deposit requirements for any CSPV cells or modules we import from India, Indonesia and Laos after December 2025 and face AD cash deposit requirements for any CSPV cells and modules we import from India, Indonesia and Laos after February 2026. These dates may be delayed as a result of the U.S. federal government shutdown which began in October 2025. The levels of the CVD and AD cash deposits, if they come into effect, are not yet known.
AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business either by their applicability to our proprietary module providing power to our controllers as described above or by adversely impacting the projects more generally. Such impacts may include the timing and economics of customer project delays or cancellations caused by these duties.
On July 1, 2025, Commerce initiated a Section 232 investigation to determine the effects on U.S. national security of imports of polysilicon and its derivatives. Once completed, the investigation may result in President Trump imposing tariffs on imports into the United States of polysilicon and its derivatives. It is possible that such Section 232 tariffs could apply to CSPV cells and modules, which would negatively impact our business.
Imports of solar modules produced in China or incorporating cells or other materials (e.g., polysilicon) produced in whole or in part in China and imported from any other nation may be detained by CBP under the Uyghur Forced Labor Prevention Act (Public Law No. 117-78). To the extent that such detentions occur, solar modules may not reach project sites, which may result in significant delays in the development and entry into operation of solar energy projects.
The ultimate severity or duration of any solar panel supply chain disruption due to CBP detentions or otherwise and or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain.
If an environment of significantly increased U.S. tariffs and trade restrictions continues or further escalates, the global economy could be adversely affected, including through higher costs, higher interest rates or lower demand for energy, any of which could materially affect our business, financial condition, results of operations, and prospects. In addition, we export products manufactured in the United States to projects outside of the United States, which exposes our business to retaliatory tariffs imposed by other countries. Such retaliatory tariffs, if applicable to our products, could adversely affect the demand for our products or make us less competitive in those countries.
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
Additionally, existing or future tariffs and CBP detentions of solar modules may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of, among other things, mitigating the effect of steel tariffs on our business, we may not be able to do so broadly or on attractive terms.
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
Many governments, customers, investors and employees have enhanced their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and in some cases may be inconsistent. Failure to adequately maintain ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards, processes and governmental requirements for disclosing sustainability metrics have frequently changed in recent years, resulting in changes in the data that we must collect or disclose about our ESG practices, and could result in significant revisions to our sustainability commitments or our ability to achieve them. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.
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
Defects, performance problems or vulnerabilities in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from our products.
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, vulnerabilities or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, poor performance or vulnerabilities in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in customer service and support costs, litigation from our customers and liability, all of which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, products with defects or vulnerabilities may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace products in the future or to compensate customers. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on our business, financial condition and results of operations.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. If our customers or third parties experienced security breaches due to vulnerabilities in our products, then we could be exposed to product liability or other claims. Any such claim could cause us to incur significant costs and could divert management’s attention and harm our reputation.
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
We, the third parties we rely on, and our customers, are subject to ongoing and increasingly sophisticated cybersecurity threats. These include, among other things, attempts to gain unauthorized access, disrupt business operations, steal data or intellectual property, and compromise system integrity. Threats may arise from criminal actors, nation-state groups, insiders, or through identified or unidentified firmware and software vulnerabilities, errors, defects or bugs, computer viruses, social engineering, denial-of-service or phishing attacks, fraud or malice on the part of our employees, contractors or service providers or human error, any of which may result in the unauthorized access to or release of sensitive, proprietary, confidential, operational and personal information. Such threats and techniques change frequently, are increasingly sophisticated in nature and may be difficult to detect for long periods of time. The use of artificial intelligence by malicious actors may increase the frequency, speed, scale, and impact of these threats. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Russia-Ukraine war or the ongoing Israel-Hamas and Iran conflicts.
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
We maintain a cybersecurity program that includes layered controls, continuous monitoring, incident response procedures, employee training, and third-party risk assessments. We regularly evaluate and strengthen our security posture, and have identified vulnerabilities in our products that we are addressing through implementation of mitigation measures. However, no program or measure can eliminate all risk. We may not detect or mitigate all threats or incidents in a timely manner.
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
We have entered into the New Credit Agreement (as defined in Note 7 “Credit facilities” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). The obligations of the borrower and the LLC, under the New Credit Agreement and related loan documents are jointly and severally guaranteed by us and the LLC. To the extent that we incur indebtedness by drawing on our revolving credit facility, our level of indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
In addition, the New Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, restrictive covenants that limit or will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the New Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

The New Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our subsidiaries, including restrictions on our or our subsidiaries’ ability to, among other things:
•place liens on our or our subsidiaries’ assets; and
•incur certain additional subsidiary indebtedness.
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
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, any future financing agreements may restrict our ability to pay dividends.
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
We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. Our New Credit Agreement restricts our ability to incur certain additional subsidiary indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended September 26, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Dan Shugar, CEO	Adoption	August 19, 2025	X			Up to 486,206 shares(3)	March 12, 2027
Howard Wenger, President	Adoption	August 18, 2025	X			Up to 357,526 shares(3)	March 15, 2027
Dave Bennett, CAO	Adoption	September 12, 2025	X			Up to 33,725 shares(3)	March 20, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to minimum selling price thresholds established by the individual. Includes 398,571 options for Mr. Shugar and 247,619 options for Mr. Wenger, in each case the future vesting of which is contingent upon continuous service and achievement of certain Nextracker equity valuation growth rate conditions and which, if vesting occurs, must be exercised by March 15, 2027 or such options terminate.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextracker Inc.		10-Q	001-41617	3.1	March 9, 2023
3.2	Restated Bylaws of Nextracker Inc.		10-Q	001-41617	3.2	March 9, 2023
10.1	Credit Agreement, dated September 8, 2025, by and among Nextracker Inc., Nextracker LLC, as Borrower, and the other parties thereto.		8-K	001-41617	10.1	September 8, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextracker Inc.

Date:	October 29, 2025	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)