Form 10-Q
period 2025-12-31
Nextpower Inc.
filed 2026-01-30
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-41617
Nextpower Inc.
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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 23, 2026, there were 148,475,843 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025	2
	Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2025 and December 31, 2024	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended December 31, 2025 and December 31, 2024	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three-month and nine-month periods ended December 31, 2025 and December 31, 2024	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2025 and December 31, 2024	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
Signatures		69

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextpower Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of December 31, 2025	As of March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$952,624	$766,103
Accounts receivable, net of allowance of $1,960 and $1,472, respectively	452,235	472,462
Contract assets	443,358	405,890
Inventories	275,292	209,432
Section 45X credit receivable	301,149	215,616
Other current assets	134,941	88,483
Total current assets	2,559,599	2,157,986
Property and equipment, net	84,752	60,395
Goodwill	485,300	371,018
Other intangible assets, net	80,577	53,241
Deferred tax assets	517,646	498,778
Other assets	72,192	51,098
Total assets	$3,800,066	$3,192,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$560,075	$585,299
Accrued expenses	106,573	97,000
Deferred revenue	321,882	247,127
Other current liabilities	96,242	104,086
Total current liabilities	1,084,772	1,033,512
Tax receivable agreement (TRA) liability	371,179	394,879
Long-term deferred revenue	97,580	96,635
Other liabilities	95,665	39,360
Total liabilities	1,649,196	1,564,386
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 148,447,633 shares and 145,648,231 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,273,641	4,185,823
Accumulated deficit	(2,122,130)	(2,557,410)
Accumulated other comprehensive loss	(656)	(298)
Total stockholders’ equity	2,150,870	1,628,130
Total liabilities and stockholders’ equity	$3,800,066	$3,192,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of operations
(In thousands, except share and per share amounts)

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenue	$909,352	$679,363	$2,678,873	$2,034,855
Cost of sales	621,220	438,460	1,816,155	1,331,717
Gross profit	288,132	240,903	862,718	703,138
Selling, general and administrative expenses	82,733	70,573	241,295	203,527
Research and development	29,294	20,094	77,743	55,806
Operating income	176,105	150,236	543,680	443,805
Interest expense	339	3,798	2,285	10,743
Other income, net	(4,733)	(13,778)	(12,796)	(16,292)
Income before income taxes	180,499	160,216	554,191	449,354
Provision for income taxes	49,263	42,842	118,911	89,922
Net income	131,236	117,374	435,280	359,432
Less: Net income attributable to non-controlling interests	—	2,091	—	7,058
Net income attributable to Nextpower Inc.	$131,236	$115,283	$435,280	$352,374

Earnings per share attributable to Nextpower Inc. common stockholders
Basic	$0.88	$0.80	$2.94	$2.46
Diluted	$0.85	$0.79	$2.86	$2.41
Weighted-average shares used in computing per share amounts:
Basic	148,414,202	143,663,514	147,806,164	143,102,231
Diluted	153,921,077	149,027,858	152,061,765	149,134,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of comprehensive income
(In thousands, except share and per share amounts)

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income	$131,236	$117,374	$435,280	$359,432
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	330	—	(109)	—
Unrealized loss on derivative instruments	(249)	—	(249)	—
Comprehensive income	$131,317	$117,374	$434,922	$359,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A common stock
Three-month period ended December 31, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Unrealized loss on derivative instruments	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Total Nextpower Inc. stockholders’ equity	Total stockholders’ equity
BALANCE AT SEPTEMBER 26, 2025	148,382,505	$15	$4,239,786	$(2,253,366)	$—	$(737)	$(737)	$1,985,698	$1,985,698
Net income	—	—	—	131,236	—	—	—	131,236	131,236
Stock-based compensation expense	—	—	33,855	—	—	—	—	33,855	33,855
Vesting of Nextpower Inc. RSU awards	65,128	—	—	—	—	—	—	—	—
Total other comprehensive (loss) income	—	—	—	—	(249)	330	81	81	81
BALANCE AT DECEMBER 31, 2025	148,447,633	$15	$4,273,641	$(2,122,130)	$(249)	$(407)	$(656)	$2,150,870	$2,150,870

	Class A common stock		Class B common stock
Three-month period ended December 31, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total Nextpower Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT SEPTEMBER 27, 2024	143,620,486	$14	1,908,827	$—	$4,096,658	$(2,829,487)	$(1,186)	$1,265,999	$16,319	$1,282,318
Net income	—	—	—	—	—	115,283	—	115,283	2,091	117,374
Stock-based compensation expense	—	—	—	—	26,980	—	—	26,980	—	26,980
Vesting of Nextpower Inc. RSU awards	67,571	—	—	—	—	—	—	—	—	—
Stock-based compensation tax benefits	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Total other comprehensive loss	—	—	—	—	—	—	(14)	(14)	—	(14)
BALANCE AT DECEMBER 31, 2024	143,688,057	$14	1,908,827	$—	$4,121,940	$(2,714,204)	$(1,200)	$1,406,550	$18,410	$1,424,960

Nextpower Inc.
Unaudited condensed consolidated statements of stockholders’ equity (continued)
(In thousands, except share amounts)

	Class A common stock
Nine-month period ended December 31, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Unrealized loss on derivative instruments	Foreign currency translation adjustments	Accumulated other comprehensive loss	Total Nextpower Inc. stockholders’ equity	Total stockholders’ equity
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$—	$(298)	$(298)	$1,628,130	$1,628,130
Net income	—	—	—	435,280	—	—	—	435,280	435,280
Stock-based compensation expense	—	—	87,818	—	—	—	—	87,818	87,818
Vesting of Nextpower Inc. RSU and PSU awards	2,798,690	—	—	—	—	—	—	—	—
Exercise of Nextpower Inc. options awards	712	—	—	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	(249)	(109)	(358)	(358)	(358)
BALANCE AT DECEMBER 31, 2025	148,447,633	$15	$4,273,641	$(2,122,130)	$(249)	$(407)	$(656)	$2,150,870	$2,150,870

	Class A common stock		Class B common stock
Nine-month period ended December 31, 2024	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextpower Inc. stockholders’ equity	Non-controlling interests	Total stockholders’ equity
BALANCE AT MARCH 31, 2024	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	352,374	—	352,374	7,058	359,432
Stock-based compensation expense	—	—	—	—	78,766	—	—	78,766	—	78,766
Vesting of Nextpower Inc. RSU awards	967,486	—	—	—	—	—	—	—	—	—
Shares exchanged by former non-controlling interest holders	1,947,348	—	(1,947,348)	—	13,551	—	—	13,551	(13,551)	—
TRA revaluation	—	—	—	—	3,761	—	—	3,761	—	3,761
Stock-based compensation tax benefits	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Tax distribution	—	—	—	—	—	—	—	—	(6,112)	(6,112)
Total other comprehensive loss	—	—	—	—	—	—	(1,217)	(1,217)	—	(1,217)
BALANCE AT DECEMBER 31, 2024	143,688,057	$14	1,908,827	$—	$4,121,940	$(2,714,204)	$(1,200)	$1,406,550	$18,410	$1,424,960
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Nine-month periods ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$435,280	$359,432
Depreciation and amortization of intangible assets	21,586	8,299
Changes in working capital and other, net	(65,383)	50,736
Net cash provided by operating activities	391,483	418,467
Cash flows from investing activities:
Purchases of property and equipment	(31,463)	(23,841)
Payment for acquisitions, net of cash acquired	(124,112)	(144,675)
Other investing activities	(2,747)	—
Net cash used in investing activities	(158,322)	(168,516)
Cash flows from financing activities:
Repayment of bank borrowings	—	(2,813)
Payment of revolver issuance costs	(1,993)	(6,017)
TRA payment	(27,427)	(15,520)
Distribution to former non-controlling interest holder	(3,010)	(6,112)
Payment of acquisition deferred purchase price	(14,210)	—
Net cash used in financing activities	(46,640)	(30,462)
Net increase in cash and cash equivalents	186,521	219,489
Cash and cash equivalents beginning of period	766,103	474,054
Cash and cash equivalents end of period	$952,624	$693,543

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,164	$387
Reduction of lease liabilities and right-of-use assets from lease termination	—	(8,667)
Right-of-use assets obtained in exchange of lease liabilities	27,349	28,461
TRA revaluation	—	3,761
Stock-based compensation tax benefits	—	1,698
Fair value of contingent considerations for acquisitions	29,930	2,550
Acquisition deferred purchase price	2,799	1,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextpower Inc.
Nextpower Inc. and its subsidiaries (“Nextpower”, “we”, the “Company”) is a leading solar technology platform provider used in power plants around the world. Nextpower’s products enable solar panels to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty-five countries worldwide, Nextpower offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. Nextpower has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other locations in Europe, India, Australia, the Middle East and Africa. In November 2025, the Company changed its corporate name from Nextracker Inc. to Nextpower Inc.
2.Summary of accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three and nine-month periods ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of March 31, 2025 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and accounts within Nextpower have been eliminated.
The first quarters for fiscal years 2026 and 2025 ended on June 27, 2025 (88 days) and June 28, 2024 (89 days), respectively. The second quarters for fiscal years 2026 and 2025 ended on September 26, 2025 (91 days) and September 27, 2024 (91 days), respectively. The third quarters for fiscal years 2026 and 2025 ended on December 31 of each year, which are comprised of 96 days and 95 days, respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying unaudited condensed consolidated statements of operations. The Company recognized foreign currency exchange losses of $5.3 million and $7.4 million during the three and nine-month periods ended December 31, 2025, respectively, driven by unfavorable exchange rate fluctuations in certain currencies. The Company recognized foreign currency exchange gains of $3.6 million during the three-month period ended December 31, 2024 driven by favorable exchange rate fluctuations in Europe. Additionally, during the nine-month period ended December 31, 2024, the Company recognized foreign currency exchange losses of $3.8 million due to unfavorable exchange rate fluctuations primarily in Latin America.
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

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
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
Derivative Instruments
All derivative instruments are recognized in the unaudited condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. If the derivative instrument is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is initially recognized in stockholders’ equity as a component of accumulated other comprehensive loss, and then recognized in the unaudited condensed consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. For derivative instruments that are not designated as hedging instruments, the changes in the fair value of the derivative instrument are recognized immediately in current earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the unaudited condensed consolidated statements of cash flows.
Product warranty
Nextpower offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from two to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on the Company’s warranty model, which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextpower specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the nine-month periods ended December 31, 2025 and December 31, 2024:

	Nine-month periods ended
	December 31, 2025	December 31, 2024
	(In thousands)
Beginning balance	$17,981	$12,511
Provision for warranties issued	13,105	10,528
Payments	(3,081)	(4,401)
Ending balance	$28,005	$18,638

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextpower’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $73.1 million and $50.2 million as of December 31, 2025 and March 31, 2025, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Deferred tax assets
Deferred tax assets of $517.6 million and $498.8 million as of December 31, 2025 and March 31, 2025, respectively, are primarily related to the Company’s investment in Nextpower LLC (the “LLC”, formerly Nextracker LLC) as described in Note 13 in the notes to the consolidated financial statements included in the Form 10-K.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $53.9 million and $42.9 million as of December 31, 2025 and March 31, 2025, respectively. In addition, accrued expenses also include $52.6 million and $54.1 million of accrued payroll as of December 31, 2025 and March 31, 2025, respectively.
TRA liability
TRA liability related to the amount expected to be paid to Flex Ltd. (“Flex”), TPG Inc. (“TPG”) and TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) pursuant to the Tax Receivable Agreement (as defined below), were $391.9 million and $419.4 million, as of December 31, 2025 and March 31, 2025, respectively, of which $371.2 million and $394.9 million, respectively, were included in TRA liabilities and $20.7 million and $24.5 million, respectively, were included in other current liabilities on the unaudited condensed consolidated balance sheets. During the nine-month periods ended December 31, 2025 and December 31, 2024, a payment of $27.4 million and $15.5 million, respectively, was made to Flex, TPG and the TPG Affiliates, which is presented as a financing activity on the unaudited condensed consolidated statement of cash flows.
Other liabilities
Other liabilities primarily consist of long-term lease liabilities of $44.8 million and $25.6 million, contingent earnouts for the Company’s acquisitions of $32.4 million and $2.6 million, and long-term portion of standard product warranty liabilities of $7.6 million and $6.4 million as of December 31, 2025 and March 31, 2025, respectively. See Note 11 “Business and asset acquisitions” in the notes to the unaudited condensed consolidated financial statements for further detail on the earnouts for the Company’s business acquisitions.
Recently issued accounting pronouncement
Accounting Standards Update (“ASU”) 2025-11, Interim Reporting—Narrow Scope Improvements: In December 2025, the FASB issued a new accounting standard, to provide clarity and navigability of interim reporting requirements, requiring the entities to provide interim financial statements and notes in accordance with U.S. GAAP and added a comprehensive list of interim disclosures required by U.S. GAAP. The new standard is effective for the Company beginning in fiscal year 2029 with early adoption permitted. The Company expects to adopt the new guidance in first quarter of fiscal year 2029 with an immaterial impact on its consolidated financial statements.
ASU 2025-09, Derivatives and Hedging—Hedge Accounting Improvements: In November 2025, the FASB issued a new accounting standard, aiming to better align Hedge Accounting with Risk Management. The update relaxes similar-risk requirements for grouped cash flow hedges, introduces an optional model for choose-your-rate debt, expands cash flow hedge eligibility for nonfinancial forecasts, clarifies the net written option test, and adjusts effectiveness assessment for dual foreign-currency debt hedges by excluding basis adjustments. The new standard is effective for the Company beginning in fiscal year 2028 with early adoption permitted. The Company expects to adopt the new guidance in first quarter of fiscal year 2028 with an immaterial impact on its consolidated financial statements.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
ASU 2025-05, Financial Instruments—Credit Losses: In July 2025, the FASB issued a new accounting standard, which provides a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) 606. The new standard is effective for the Company beginning in fiscal year 2027 with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2027 with an immaterial impact on its consolidated financial statements.
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
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextpower’s revenue disaggregated based on timing of transfer-point in time and over time for the three and nine-month periods ended December 31, 2025 and December 31, 2024:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Timing of Transfer
Point in time	$145,441	$15,800	$221,335	$46,806
Over time	763,911	663,563	2,457,538	1,988,049
Total revenue	$909,352	$679,363	$2,678,873	$2,034,855
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the unaudited condensed consolidated balance sheets. Nextpower’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $443.4 million and $405.9 million as of December 31, 2025 and March 31, 2025, respectively, are presented in the unaudited condensed consolidated balance sheets, of which $108.7 million and $140.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets increased by $37.5 million from March 31, 2025 to December 31, 2025 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the nine-month periods ended December 31, 2025 and December 31, 2024, Nextpower converted $231.9 million and $182.7 million of deferred revenue to revenue, respectively, which represented 67% and 62%, respectively, of the beginning period balance of deferred revenue.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Remaining performance obligations
As of December 31, 2025, Nextpower had $419.5 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 77% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the nine-month period ended December 31, 2025, additions to the Company’s goodwill are driven by its acquisitions of Bentek Corporation (“Bentek”), OnSight Technology, Inc. (“OnSight”), Origami Solar, Inc., (“Origami”) and Fracsun Inc. (“Fracsun”), as further described in Note 11.
The following table summarizes the activity in the Company’s goodwill during the nine-month period ended December 31, 2025 (in thousands):

Balance as of March 31, 2025	$371,018
Additions	114,282
Balance as of December 31, 2025	$485,300
Other intangible assets
During the nine-month period ended December 31, 2025, the total gross value of other intangible assets increased by $35.6 million, primarily consisting of $32.2 million of developed technology and $3.3 million of trade names and customer relationships. This increase is primarily driven by the recent business acquisitions as further described in Note 11.
The components of identifiable intangible assets are as follows:

	As of December 31, 2025			As of March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$71,443	$(6,913)	$64,530	$39,200	$(2,394)	$36,806
Customer relationships	19,159	(5,563)	13,596	18,000	(2,779)	15,221
Trade names and other intangibles	5,199	(2,748)	2,451	3,018	(1,804)	1,214
Total	$95,801	$(15,224)	$80,577	$60,218	$(6,977)	$53,241
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the three and nine-month periods ended December 31, 2025 and December 31, 2024 was as follows:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Cost of sales	$1,976	$880	$4,784	$1,864
Selling general and administrative expense	1,296	900	3,465	1,879
Total amortization expense	$3,272	$1,780	$8,249	$3,743

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of December 31, 2025 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2026 (1)	$3,749
2027	12,739
2028	11,484
2029	11,116
2030	8,162
Thereafter	33,309
Total amortization expense	$80,559
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2026.
5.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextpower LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors and consultants of the Company. Additionally, in connection with the Company’s initial public offering (“IPO”), the Company approved the Second Amended and Restated 2022 Nextpower Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of the LLC, relate to Class A common stock of Nextpower for periods from and after the closing of the IPO.
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Cost of sales	$4,851	$3,084	$12,166	$9,345
Selling, general and administrative expenses	25,075	21,482	67,606	62,186
Research and development	3,929	2,414	8,046	7,235
Total stock-based compensation expense	$33,855	$26,980	$87,818	$78,766
During the nine-month period ended December 31, 2025, the Company granted 1.5 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $64.35 per award.
In addition, the Company also granted 0.4 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2028, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the nine-month period ended December 31, 2025 was estimated to be $76.04 per award. The fair value of these PSU awards granted during the nine-month period ended December 31, 2025 was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
Further, the Company granted 0.2 million options awards that will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through such vesting date. The exercise price for the shares underlying such options is equal to $56.05 per award, which corresponds to the Company’s closing price per share as of the grant date of the awards. The fair value of these options awards granted during the nine-month period ended December 31, 2025 was estimated to be $32.60 per award based on a Black-Scholes option pricing model.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Additionally, during the nine-month period ended December 31, 2025, an immaterial number of awards were forfeited due to employee terminations.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of December 31, 2025 was approximately $200.1 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to Nextpower common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
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
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	December 31, 2025			December 31, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextpower Inc. common stockholders	$131,236	148,414,202	$0.88	$115,283	143,663,514	$0.80

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		2,302,620			968,945
Common stock equivalents from RSUs (2)		1,633,198			1,207,196
Common stock equivalents from PSUs (3)		1,571,057			1,279,376
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$2,091	1,908,827

Diluted EPS
Net income	$131,236	153,921,077	$0.85	$117,374	149,027,858	$0.79
(1)During the three-month periods ended December 31, 2025 and December 31, 2024, no options awards and approximately 0.8 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended December 31, 2025 and December 31, 2024, no RSU awards and approximately 0.8 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended December 31, 2025 and December 31, 2024, no PSU awards and approximately 0.7 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements

	Nine-month periods ended
	December 31, 2025			December 31, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextpower Inc. common stockholders	$435,280	147,806,164	$2.94	$352,374	143,102,231	$2.46

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		1,852,787			1,172,201
Common stock equivalents from RSUs (2)		1,329,262			1,321,654
Common stock equivalents from PSUs (3)		1,073,552			1,249,832
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$7,058	2,288,086

Diluted EPS
Net income	$435,280	152,061,765	$2.86	$359,432	149,134,004	$2.41
(1)During the nine-month periods ended December 31, 2025 and December 31, 2024, no options awards and approximately 0.8 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the nine-month periods ended December 31, 2025 and December 31, 2024, no RSU awards and approximately 0.6 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the nine-month periods ended December 31, 2025 and December 31, 2024, no PSU awards and approximately 0.7 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
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

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
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
As a result of the New Credit Agreement, the Company capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of December 31, 2025, the Company had approximately $891.4 million available under the New Revolving Credit Facility, net of $108.6 million of outstanding letters of credit. The Company was in compliance with all applicable covenants as of December 31, 2025.
Concurrently with the closing of the New Credit Agreement, the Company voluntarily terminated its Existing Credit Agreement, and all revolving commitments and all revolving loans under the Existing Credit Agreement, including all accrued interest or fees, have been paid and terminated in full as of September 8, 2025. The Existing Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million, of which no amounts were drawn as of December 31, 2025, and would have matured on February 11, 2028. In conjunction with the termination, the Company wrote off all unamortized issuance costs related to the Existing Credit Agreement as of September 8, 2025 and as a result recorded a loss on debt extinguishment of approximately $5.8 million, including transaction costs, in other income, net on its unaudited condensed consolidated statements of operations. The Company incurred no termination penalties in connection with the early termination of the Existing Credit Agreement.
8.Commitments and contingencies
Litigation and other legal matters
Nextpower has accrued for a loss contingency to the extent it believes that losses are probable and estimable. The amounts accrued are not material, but it is reasonably possible that actual losses could be in excess of Nextpower’s accrual. Any related excess loss could have a material adverse effect on Nextpower’s results of operations or cash flows for a particular period or on Nextpower’s financial condition.
On February 6, 2024, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Nextpower LLC (the “LLC Agreement”), the LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. (“Yuma Sub”). As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextpower. On February 21, 2025, Flex and Flextronics International USA, Inc. filed suit in the Delaware Court of Chancery, alleging that Flex is entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub on February 6, 2024 under the terms of the contracts governing Nextpower’s spin-off from Flex. The complaint asserts claims against Nextpower, the LLC, Yuma Acquisition Sub LLC and Yuma Sub (collectively “Defendants”) for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment. On January 21, 2026, the court issued a memorandum opinion granting Defendants’ motion to dismiss the complaint.
Based on the current procedural posture of this matter, including the court’s memorandum opinion granting Defendants’ motion to dismiss and the possibility of appeal, Nextpower is unable to reasonably estimate a loss, if any, arising from this matter.
On December 27, 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder in the U.S. District Court for the Northern District of California, naming as defendants Nextpower and certain of the Nextpower officers, alleging that defendants made false and misleading statements about our business, financial results and prospects. The plaintiff seeks unspecified monetary damages and other relief on behalf of the purported class. Defendants have moved to dismiss the complaint and that motion is currently under submission with the court.
On January 23, 2025 and March 18, 2025, purported stockholders of Nextpower filed stockholder derivative actions against the Nextpower directors and certain of its officers in the U.S. District Court for the Northern District of California based on factual allegations similar to those underlying the securities class action described above. The derivative actions assert claims on behalf of Nextpower for, among other things, violations of the federal securities laws and breaches of fiduciary duties, and seek

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements damages and restitution to be paid to Nextpower by the individual defendants, governance changes and attorney’s fees and costs.
Based on the preliminary nature of the class action lawsuit and the stockholder derivative actions, Nextpower is unable to reasonably estimate a loss, if any, arising from these matters.
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
In September 2022, in response to Presidential Proclamation 10414, Commerce published a final rule that exempted CSPV modules subject to the Solar Circumvention Determination from AD/CVD cash deposits and duties if the CSPV modules entered the United States before June 6, 2024 and were utilized by December 3, 2024, and if the importer of the modules complied with certain certification requirements (the “Solar Duty Waiver Regulation”). Commerce also implemented a separate certification mechanism for importers to demonstrate that imported CSPV modules are not subject to the Solar Circumvention Determination as a result of falling outside of the scope of the determination. CSPV modules imported from Cambodia, Malaysia, Thailand and Vietnam and not demonstrated via certifications to be either covered by the Solar Duty Waiver Regulation or outside the scope of the Solar Circumvention Determination are subject to AD/CVD cash deposits and possible final AD/CVD duty liability at varying rates depending on the producer and exporter of the modules.
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
Since April 2022, Nextpower has imported proprietary CSPV smart modules from Malaysia and Thailand that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Nextpower submitted certifications for the modules to either utilize the Solar Duty Waiver Regulation or to demonstrate that the modules do not fall within the scope of the Solar Circumvention Determination, but Nextpower did not strictly follow all of the certification procedures for a number of these entries. If the Federal Circuit upholds the CIT’s decision in the litigation challenging the Solar Duty Waiver Regulation or Nextpower’s certifications are found to be invalid, Nextpower could be required to pay AD/CVD amounts with respect to the applicable entries of the modules.
In December 2024, in connection with the August 2023 Solar Circumvention Determination, U.S. Customs and Border Protection (“CBP”) instructed Nextpower to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. CBP required the cash deposit payment based on the agency’s perception that certifications accompanying the imports were deficient. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules based on the Solar Circumvention Determination, such additional cash deposits could be substantially higher and may not be ultimately refunded to us.
To mitigate the AD/CVD duty risk, Nextpower has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextpower. Even if the Solar Duty Waiver Regulation is ultimately upheld on appeal, CBP may reject Nextpower’s certifications and attempt to subject Nextpower’s entries to the Solar Circumvention Determination and the AD/CVD orders on CSPV cells and modules from China.
To further mitigate the risk of possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies, Nextpower filed a request for a changed circumstances review with Commerce, seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China, retroactive to January 1, 2022, which is before the effective date of the Solar Circumvention Determination. In December 2025, Commerce issued the final results of the changed circumstances review and granted an exclusion for Nextpower’s off-grid smart CSPV modules for

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements purposes of the CVD order on CSPV cells and modules from China, retroactive to January 1, 2022, and also for purposes of the AD order on CSPV cells and modules from China, retroactive to December 1, 2022.
Prior to the issuance of Commerce’s final results in the changed circumstances review, Nextpower estimated the potential AD/CVD duty liability with respect to the entries at risk because of the possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies to be as high as approximately $120 million, plus compounded interest which could be significant, depending upon the specific scenarios. Following Commerce’s final grant of the retroactive exclusion, the potential AD/CVD duty liability, if any, with respect to such at risk entries has been substantially reduced but remains unknown. The outcome of the litigation challenging the Solar Duty Waiver Regulation and CBP’s treatment of Nextpower’s certifications remain unclear.
9.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands, except percentages)
Income tax	$49,263	$42,842	$118,911	$89,922
Effective tax rates	27.3%	26.7%	21.5%	20.0%
The increase in income tax expense and effective tax rate from the three-month period ended December 31, 2024 to the three-month period ended December 31, 2025 is primarily driven by an increase in income before income taxes for the corresponding period, a change in domestic and foreign earnings mix and non-deductible stock-based compensation expense.
The increase in income tax expense and effective tax rate from the nine-month period ended December 31, 2024 to the nine-month period ended December 31, 2025 is driven by an increase in income before income taxes for the corresponding period and discrete tax benefits in the nine-month period ended December 31, 2024 related to a change in managements’ assertion to the realization for certain deferred tax assets, a change in domestic and foreign earnings mix and non-deductible stock-based compensation, partially offset by tax benefit associated with stock-based compensation and a tax credit approved by the State of California.
10.Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and Nextpower’s performance are assessed by its Chief Executive Officer, identified as the CODM, using consolidated net income as the primary measure of segment profit to support business expansion, new product development and operational efficiencies.
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
For all periods presented, Nextpower has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the three and nine-month periods ended December 31, 2025 and December 31, 2024:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Revenue	$909,352	$679,363	$2,678,873	$2,034,855
Less:
Material cost	569,633	409,728	1,701,857	1,216,745
45X vendor credits	(96,760)	(52,182)	(289,035)	(150,192)
Tariffs	43,639	4,488	86,941	12,427
Freight, labor and other cost of sales	104,708	76,426	316,392	252,737
Selling, general and administrative expenses	82,733	70,573	241,295	203,527
Research and development	29,294	20,094	77,743	55,806
Interest expense	339	3,798	2,285	10,743
Other income, net	(4,733)	(13,778)	(12,796)	(16,292)
Provision for income taxes	49,263	42,842	118,911	89,922
Net income	$131,236	$117,374	$435,280	$359,432
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Revenue:	(In thousands)
U.S.	$735,000	$450,410	$2,021,466	$1,423,698
Rest of the World	174,352	228,953	657,407	611,157
Total	$909,352	$679,363	$2,678,873	$2,034,855
The United States is the principal country of domicile.
11.Business acquisitions
On May 7, 2025, as part of an all-cash transaction, the Company acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, the Company acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants. Further, on September 8, 2025, the Company acquired 100% of the interest in Origami, a pioneer in roll-formed steel frame technology for solar modules. On November 7, 2025, in an all-cash transaction, the Company also acquired 100% of the interest in Fracsun, a leading name in solar panel soiling measurement and monitoring solutions.
These business acquisitions expand Nextpower’s capabilities to provide its customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid, and certain services related to operations and maintenance. Additionally, the acquisition of Origami expands the Company’s capability to accelerate panel installation and improve long-term module durability. Further, the acquisition of Fracsun expands the Company’s capability to provide soiling measurement and monitoring solutions. These business acquisitions continue Nextpower’s strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
The aggregate cash consideration of the foregoing business acquisitions was approximately $116.6 million, net of cash acquired. Their aggregate total purchase price of $149.4 million includes $2.8 million of deferred consideration expected to be paid within a 12-month period, and $29.9 million of contingent earnout in aggregate (with a maximum possible consideration of $58.5 million).

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
These business acquisitions contain various contingent earnout liabilities based on specific achievement criteria for various operational and/or performance targets. The fair value of the respective contingent earnout liabilities is estimated using the combination of a Scenario Based Method which identifies probability-weighted outcomes scenarios to arrive at an expected payoff and/or a Monte-Carlo simulation model. The Monte-Carlo simulation model is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of its contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its unaudited condensed consolidated statements of operations. As of December 31, 2025, no change in the fair value of the contingent earnout liabilities was identified by management, and as such, the aggregate balance of $29.9 million was included in other liabilities in the unaudited condensed consolidated balance sheets.
The following table represents the activity related to the contingent earnout for the nine-month period ended December 31, 2025 (in thousands):

Balance as of March 31, 2025	$2,550
Additions	29,930
Payments	(66)
Balance as of December 31, 2025	$32,414
The Company incurred approximately $4.1 million of acquisition costs which are presented as selling, general and administrative expenses on the unaudited condensed consolidated statement of operations. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s unaudited condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following table represents the Company’s preliminary allocation of the Bentek, OnSight, Origami and Fracsun acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$23,375
Property and equipment	6,729
Intangible assets	25,767
Goodwill	114,282
Other assets	11,978
Total assets	182,131

Current liabilities	23,909
Other liabilities, non-current	8,857
Total purchase price, net of cash acquired	$149,365
Intangible assets are comprised of $22.5 million of developed technology to be amortized over an estimated weighted average useful life of 9.3 years, $2.1 million of trade names to be amortized over an estimated useful life of 1.9 years, and $1.2 million of customer relationships to be amortized over an estimated weighted average useful life of 1.2 years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
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
The aggregate cash consideration of the Foundations acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million included $14.0 million of deferred consideration, which was paid in full during the nine-month period ended December 31, 2025, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes. The results of operations of the Foundations acquisitions were included in the Company’s unaudited condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.
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
12.Subsequent events
On January 12, 2026, Nextpower and Abunayyan Holding announced the completion of the incorporation of the previously announced joint venture, Nextpower Arabia, headquartered in Riyadh, Kingdom of Saudi Arabia. The new joint venture will provide tracker system equipment for utility-scale solar power plants across the Middle East and North Africa (MENA) region. The shareholders of Nextpower Arabia include Nextracker Spain S.L., a wholly-owned subsidiary of Nextpower LLC, and Abdullah Abunayyan Investment Holding (“Abunayyan”). As part of the Joint Venture Agreement and to initiate the organization of the new entity, the Company contributed cash of $2.7 million in the quarter ended December 31, 2025, which is included in other assets on the unaudited condensed consolidated balance sheet and reflected as other investing activities on the unaudited condensed consolidated statements of cash flows for the nine-month period ended December 31, 2025. In January 2026, Nextpower LLC executed a Share Purchase and Transfer Agreement to transfer two legal entities doing business in the region to Nextpower Arabia. The shareholders will have an equal number of board seats, with the chair position appointed by Abunayyan, which also nominates the chief executive officer. Abunayyan will maintain 51% ownership and control will be shared between the two partners. Accordingly, the investment will be accounted for by the Company as an equity method investment.
On January 27, 2026, the Company announced that the board of directors of the Company approved a share repurchase program to repurchase up to an aggregate of $500.0 million of the Company’s outstanding shares of Class A common stock. The share repurchase program has a term of three years and may be modified, suspended, or terminated at any time. The number of shares to be repurchased and the timing of repurchases will be determined by the Company in its discretion and will depend on a

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors. The Company’s execution of the share repurchase program will depend on the market price of the Class A common stock and other factors, and there can be no assurance that any shares will be repurchased under the share repurchase program.
Under the share repurchase program, the Company may purchase shares of its Class A common stock from time to time through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of Class A common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit the Class A common stock to be repurchased at a time that the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Nextpower,” the “Company,” “we,” “us” and “our” shall mean, prior to the initial public offering (“IPO”), Nextpower LLC (the “LLC”, formerly Nextracker LLC) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, Nextpower Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended December 31, 2025 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 22, 2025 (the “Form 10-K”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading solar technology platform provider used in power plants around the world. Our products enable solar panels to follow the sun’s movement across the sky and optimize performance. With products operating in more than forty-five countries worldwide, Nextpower offers solar tracker technologies and innovative solutions that accelerate solar power plant construction, increase performance, and enhance long-term reliability. We are the global market leader based on gigawatts (“GW”) shipped for ten consecutive years.
We were founded in 2013 by our Chief Executive Officer, Dan Shugar. Over time, we have developed new and innovative products and services to scale our capabilities.
We have shipped more than 150 GW of solar tracker systems as of January 30, 2026 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select EPC contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often developers and/or independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with developers and project owners and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, developers and project owners in the world. We had revenues of $2.7 billion for the nine-month period ended December 31, 2025 and $3.0 billion for fiscal year 2025.
In November 2025, we rebranded our company from Nextracker to Nextpower. Our new brand reflects the Company’s strategic evolution from a pure-play tracking systems supplier to an end-to-end solar technology platform provider, echoing the preeminent role that solar power has achieved globally as the leading source of annual new energy buildout.
On January 12, 2026, we and Abunayyan Holding announced the completion of the incorporation of the previously announced joint venture, Nextpower Arabia, headquartered in Riyadh, Kingdom of Saudi Arabia. The new joint venture will provide tracker system equipment for utility-scale solar power plants across the Middle East and North Africa (MENA) region. The shareholders of Nextpower Arabia include Nextracker Spain S.L., a wholly-owned subsidiary of Nextpower LLC, and Abdullah Abunayyan Investment Holding (“Abunayyan”). As part of the Joint Venture Agreement and to initiate the organization of the new entity, we contributed cash of $2.7 million in the quarter ended December 31, 2025, which is included in other assets on the unaudited condensed consolidated balance sheet and reflected as other investing activities on the unaudited condensed consolidated statements of cash flows for the nine-month period ended December 31, 2025. In January 2026, we executed a Share Purchase and Transfer Agreement to transfer two legal entities doing business in the region to Nextpower Arabia. The shareholders will have an equal number of board seats, with the chair position appointed by Abunayyan, which also nominates the chief executive officer. Abunayyan will maintain 51% ownership and control will be shared between the two partners. Accordingly, the investment will be accounted for by us as an equity method investment.
Business acquisitions
On May 7, 2025, we acquired 100% of the interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, we acquired 100% of the interest in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants. Further, on September 8, 2025, we acquired 100% of the interest in Origami Solar, Inc. (“Origami”), a pioneer in roll-formed steel frame technology for solar modules. On November 7, 2025, in an all-cash transaction, we also acquired 100% of the interest in Fracsun, a leading name in solar panel soiling measurement and monitoring solutions.
These business acquisitions expand our capabilities to provide our customers with electrical infrastructure components that collect and transport electricity from solar panels to the power grid, and certain services related to operations and maintenance. Additionally, the acquisition of Origami expands our capability to accelerate panel installation and improve long-term module durability. Further, the acquisition of Fracsun expands our capability to provide soiling measurement and monitoring solutions. These business acquisitions continue our strategy of adding and incorporating complementary technologies into our market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
The aggregate cash consideration of the foregoing business acquisitions was approximately $116.6 million, net of cash acquired. Their aggregate total purchase price of $149.4 million, includes $2.8 million of deferred consideration expected to be paid within a 12-month period, and $29.9 million of contingent earnout in aggregate (with a maximum possible consideration of $58.5 million). See Note 11 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further detail on these acquisitions.
In our capital allocation strategy, we are prioritizing growth that includes both organic growth and through merger and acquisitions (“M&A”). We have a disciplined M&A approach, focusing on our core competencies, technological differentiation, and value for customers.

Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Nine-month periods ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
Revenue:	(In thousands, except percentages)
U.S.	$735,000	81%	$450,410	66%	$2,021,466	75%	$1,423,698	70%
Rest of the World	174,352	19%	228,953	34%	657,407	25%	611,157	30%
Total	$909,352		$679,363		$2,678,873		$2,034,855
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Customer G	*	*	*	$226.8
Customer H	*	*	$312.9	*
Customer I	$115.4	*	*	*
*    Percentage below 10%
Our revenue mix is predominantly comprised of solar tracker system sales. In addition, during our second and third quarters of fiscal year 2026, we have recognized revenue for TrueCapture, eBOS, foundations business, robotic solutions, and other.
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
Refer to the critical accounting policies and significant management estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, where we discussed our more significant policies and estimates used in the preparation of the unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting estimates since the Form 10-K.
Key components of our results of operations
The following discussion describes certain line items in our unaudited condensed consolidated statements of operations.
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
In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K.

	Three-month periods ended			Nine-month periods ended
	December 31, 2025	December 31, 2024	% Change	December 31, 2025	December 31, 2024	% Change
Unaudited Condensed Statement of Operations Data:	(In thousands, except percentages)
Revenue	$909,352	$679,363	34%	$2,678,873	$2,034,855	32%
Cost of sales	621,220	438,460	42	1,816,155	1,331,717	36
Gross profit	288,132	240,903	20	862,718	703,138	23
Selling, general and administrative expenses	82,733	70,573	17	241,295	203,527	19
Research and development	29,294	20,094	46	77,743	55,806	39
Operating income	176,105	150,236	17	543,680	443,805	23
Interest expense	339	3,798	(91)	2,285	10,743	(79)
Other income, net	(4,733)	(13,778)	(66)	(12,796)	(16,292)	(21)
Income before income taxes	180,499	160,216	13	554,191	449,354	23
Provision for income taxes	49,263	42,842	15	118,911	89,922	32
Net income	$131,236	$117,374	12%	$435,280	$359,432	21%
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

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$294,959	$244,867	$879,668	$714,347
Adjusted operating income	213,630	180,034	643,801	531,009
Adjusted net income	169,618	153,722	525,709	437,268
Adjusted EBITDA	213,623	186,372	651,923	533,999
Adjusted gross margin	32.4%	36.0%	32.8%	35.1%
Adjusted net income margin	18.7%	22.6%	19.6%	21.5%
Adjusted EBITDA margin	23.5%	27.4%	24.3%	26.2%
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

	Three-month periods ended				Nine-month periods ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$288,132	31.7%	$240,903	35.5%	$862,718	32.2%	$703,138	34.6%
Stock-based compensation expense	4,851		3,084		12,166		9,345
Intangible amortization	1,976		880		4,784		1,864
Adjusted gross profit & margin	$294,959	32.4%	$244,867	36.0%	$879,668	32.8%	$714,347	35.1%

GAAP operating income & margin	$176,105	19.4%	$150,236	22.1%	$543,680	20.3%	$443,805	21.8%
Stock-based compensation expense	33,855		26,980		87,818		78,766
Intangible amortization	3,272		1,780		8,249		3,743
Acquisition related costs (1)	398		1,038		4,054		4,695
Adjusted operating income & margin	$213,630	23.5%	$180,034	26.5%	$643,801	24.0%	$531,009	26.1%

GAAP net income & margin	$131,236	14.4%	$117,374	17.3%	$435,280	16.2%	$359,432	17.7%
Stock-based compensation expense	33,855		26,980		87,818		78,766
Intangible amortization	3,272		1,780		8,249		3,743
Adjustment for taxes	857		6,550		(9,692)		(9,368)
Acquisition related costs (1)	398		1,038		4,054		4,695
Adjusted net income & margin	$169,618	18.7%	$153,722	22.6%	$525,709	19.6%	$437,268	21.5%

GAAP net income & margin	$131,236	14.4%	$117,374	17.3%	$435,280	16.2%	$359,432	17.7%
Interest, net	(9,565)		(1,865)		(20,847)		(2,702)
Debt extinguishment cost (2)	—		—		5,121		—
Provision for income taxes	49,263		42,842		118,911		89,922
Depreciation expense	5,164		2,636		13,337		4,556
Intangible amortization	3,272		1,780		8,249		3,743
Stock-based compensation expense	33,855		26,980		87,818		78,766
Acquisition related costs (1)	398		1,038		4,054		4,695
Other tax related income, net	—		(4,413)		—		(4,413)
Adjusted EBITDA & margin	$213,623	23.5%	$186,372	27.4%	$651,923	24.3%	$533,999	26.2%
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
Comparison of the three-month periods ended December 31, 2025 and December 31, 2024
Revenue
Revenue increased by $230.0 million, or 34%, for the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024, driven by a 26% increase in GW delivered, most notably in the U.S. driven by increased customer demand, including an increase of $129.6 million in point in time revenue due to a year over year increase in components directly shipped to our customers designated locations including software licenses, coupled with additional revenue generated from our recent business acquisitions. Revenue increased by approximately $284.6 million, or 63%, in the U.S. during the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024 as the number of projects and volume of shipments increased year over year, Rest of the World decreased by $54.6 million, or 24%, primarily resulting from decreased shipments to Latin America, and the Middle East, partially offset with increased shipments to Europe and Australia.
Cost of sales and gross profit
Cost of sales increased by $182.8 million, or 42%, during the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024, primarily driven by the 26% increase in GW delivered noted above, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions, coupled with the impact from a $39.2 million increase in tariffs, partially offset by the impact from a $44.6 million increase in Internal Revenue Code Section 45X tax credit (“45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. We recognize a reduction in cost of sales for 45X Credits earned on components manufactured in the U.S. During the three-month periods ended December 31, 2025 and December 31, 2024, we recognized approximately $96.8 million and $52.2 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $43.6 million and $4.5 million respectively. Freight and logistics costs also increased slightly as a percentage of revenue during the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024.
Gross profit increased by $47.2 million, or 20%, during the three-month period ended December 31, 2025 compared to the three-month period ended December 31, 2024, primarily resulting from the volume of shipment increase in the U.S. noted above and the impact from the 45X Credit recognized in the period, which offset the higher tariffs noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $12.2 million, or 17%, to $82.7 million for the three-month period ended December 31, 2025 from approximately $70.6 million for the three-month period ended December 31, 2024 while decreasing 129 basis points from approximately 10% to approximately 9% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in costs of approximately $11.8 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth.
Research and development
Research and development expenses increased by $9.2 million, or 46%, to $29.3 million for the three-month period ended December 31, 2025 from approximately $20.1 million during the three-month period ended December 31, 2024, primarily driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased by $3.5 million, or 91%, to $0.3 million for the three-month period ended December 31, 2025 from $3.8 million during the three-month period ended December 31, 2024, primarily driven by the full repayment of the Term Loan under the 2023 Credit Agreement (as defined in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in the Form 10-K) in the fourth quarter of fiscal year 2025.
Other income, net
Other income, net was $4.7 million for the three-month period ended December 31, 2025, which primarily included $9.6 million of interest income, partially offset by $5.3 million of unfavorable foreign currency exchange losses and other. Other income, net was $13.8 million income for the three-month period ended December 31, 2024, which primarily included

$5.8 million of interest income, $4.4 million in tax gains as a result of decrease in our liability under the Tax Receivable Agreement, and $3.6 million of favorable foreign currency exchange gains.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% for the three-month periods ended December 31, 2025 and December 31, 2024.
For the three-month periods ended December 31, 2025 and December 31, 2024, we recorded total income tax expense of $49.3 million and $42.8 million, respectively, which reflected consolidated effective income tax rates of 27.3% and 26.7%, respectively. The increase in tax expense as well as effective tax rate from the three-month period ended December 31, 2024 to the three-month period ended December 31, 2025 is driven by an increase in income before income taxes for the corresponding period, a change in domestic and foreign earnings mix and non-deductible stock-based compensation expense.
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
Comparison of the nine-month periods ended December 31, 2025 and December 31, 2024
Revenue
Revenue increased by $644.0 million, or 32%, for the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024, driven by a 31% increase in GW delivered, most notably in the U.S. due to increased customer demand, including an increase of $174.5 million in point in time revenue due to a year over year increase in components directly shipped to our customers designated locations including software licenses, coupled with additional revenue generated from our recent business acquisitions. Revenue increased approximately $597.8 million, or 42% in the U.S. during the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024 as more projects came on line, and the Rest of the World increased $46.3 million, or 8%, primarily from increased shipments to the Middle East and Europe.
Cost of sales and gross profit
Cost of sales increased by $484.4 million, or 36%, during the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024, primarily driven by the 31% increase in GW delivered, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions noted above, coupled with the impact from a $74.5 million increase in tariffs. These increases were partially offset by the impact from the 45X Credit. During the nine-month period ended December 31, 2025 and December 31, 2024, we recognized approximately $289.0 million and $150.2 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $86.9 million and $12.4 million respectively. Freight and logistics costs (excluding tariffs) remained flat as a percentage of revenue during the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024.
Gross profit increased by $159.6 million, or 23%, during the nine-month period ended December 31, 2025 compared to the nine-month period ended December 31, 2024, primarily resulting from the U.S. and Rest of the World revenue growth, and the impact from the 45X Credit recognized during the nine-month period ended December 31, 2025, offset by the higher tariffs coupled with the higher cost associated with our increase in headcount noted above.

Selling, general and administrative expenses
Selling, general and administrative expenses increased $37.8 million, or 19%, to $241.3 million for the nine-month period ended December 31, 2025 from approximately $203.5 million for the nine-month period ended December 31, 2024. The increase in selling, general and administrative expenses was primarily the result of approximately $28.3 million related to the continued expansion of our sales organization in line with the growth in the global market, and the expansion of our supporting functions required to support our current and planned growth; $4.1 million of acquisition-related costs incurred in conjunction with our new business acquisitions; and a $5.4 million increase in stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan.
Research and development
Research and development expenses increased $21.9 million, or 39%, to $77.7 million for the nine-month period ended December 31, 2025 from approximately $55.8 million during the nine-month period ended December 31, 2024, primarily driven by our continued investment in innovation, expanding our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased $8.5 million, or 79%, to $2.3 million, for the nine-month period ended December 31, 2025 from $10.7 million during the nine-month period ended December 31, 2024, primarily driven by the full repayment of the Term Loan under the 2023 Credit Agreement in the fourth quarter of fiscal year 2025.
Other income, net
Other income, net was $12.8 million income for the nine-month period ended December 31, 2025, which primarily included $22.3 million interest income, partially offset by the write-off of unamortized issuance costs of $5.8 million associated with our Existing RCF (as defined below), coupled with $7.4 million of unfavorable foreign currency exchange losses and other. Other income, net was $16.3 million income for the nine-month period ended December 31, 2024, which primarily included $13.7 million interest income, and $4.4 million in tax related income as a result of decrease in our liability under the Tax Receivable Agreement, partially offset by $3.8 million of unfavorable foreign currency exchange losses.
Provision for income taxes
For the nine-month periods ended December 31, 2025 and December 31, 2024, we recorded total income tax expense of $118.9 million and $89.9 million, respectively, which reflected consolidated effective income tax rates of 21.5% and 20.0%, respectively. The increase in tax expense as well as effective tax rate from the nine-month period ended December 31, 2024 to the nine-month period ended December 31, 2025 is driven by an increase in income before income taxes for the corresponding period and discrete tax benefits in the nine-month period ended December 31, 2024 related to a change in management’s assertion to the realization for certain deferred tax assets, a change in domestic and foreign earnings mix and non-deductible stock-based compensation, partially offset by tax benefit associated with stock-based compensation and a tax credit approved by the State of California.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund the growth in our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business. We enhanced our capital structure with a $1.0 billion unsecured revolving credit facility expanding our total liquidity to approximately $1.8 billion as of December 31, 2025. In January 2026, Fitch Ratings (“Fitch”) issued inaugural investment grade credit ratings for the Company and assigned a Long-Term Issuer Default Rating of BBB- to us with a Stable outlook.

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
As a result of the New Credit Agreement, we capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the unaudited condensed consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of December 31, 2025, we had approximately $891.4 million available under the New Revolving Credit Facility, net of $108.6 million of outstanding letters of credit. We were in compliance with all applicable covenants as of December 31, 2025.
Concurrently with the closing of the New Credit Agreement, we voluntarily terminated our Existing Credit Agreement, and all revolving commitments and all revolving loans under the Existing Credit Agreement, including all accrued interest or fees, had been paid and terminated in full as of September 8, 2025. The Existing Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million (the “Existing RCF”), of which no amounts were drawn as of December 31, 2025, and would have matured on February 11, 2028. In conjunction with the termination, we wrote off all unamortized issuance costs related to the Existing Credit Agreement as of September 8, 2025 and as a result recorded a loss on debt extinguishment of approximately $5.8 million, including transaction costs, in other income, net on our unaudited condensed consolidated statements of operations. We incurred no termination penalties in connection with the early termination of the Existing Credit Agreement.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextpower entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) that provided for the payment by us to Flex, TPG Inc. (“TPG”), and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in the Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma, Inc. (“Yuma”) and Yuma Subsidiary, Inc. (“Yuma Sub”) assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.

We believe that our cash provided by operations and other existing and committed sources of liquidity, including our New Revolving Credit Facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.
Cash Flows Analysis

	Nine-month periods ended
	December 31, 2025	December 31, 2024
	(In thousands)
Net cash provided by operating activities	$391,483	$418,467
Net cash used in investing activities	(158,322)	(168,516)
Net cash used in financing activities	(46,640)	(30,462)
Nine-month period ended December 31, 2025
Net cash provided by operating activities was $391.5 million during the nine-month period ended December 31, 2025. Total cash provided during the period was driven by net income of $435.3 million adjusted for non-cash charges of approximately $129.0 million primarily related to stock-based compensation expense, depreciation and amortization, and write-off of unamortized revolver issuance costs. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $172.8 million as we continue to fund our current and planned growth.
Net cash used in investing activities was approximately $158.3 million and directly attributable to the $124.1 million payment for all business acquisitions in fiscal year 2026 net of cash acquired, coupled with $31.5 million paid for the purchase of property and equipment.
Net cash used in financing activities was $46.6 million primarily resulting from a $27.4 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, a $14.2 million payment of acquisition deferred purchase price, and a $3.0 million tax distribution to our former non-controlling interest holder pursuant to the LLC Agreement.
Nine-month period ended December 31, 2024
Net cash provided by operating activities was $418.5 million during the nine-month period ended December 31, 2024. Total cash provided during the period was driven by net income of $359.4 million adjusted for non-cash charges of approximately $91.9 million primarily related to stock-based compensation expense, depreciation and amortization, deferred income taxes associated with the Tax Receivable Agreement and provision for credit losses. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $32.9 million. Accounts payable decreased $81.3 million, partially associated with timing and a decrease in payment cycle, other liabilities decreased $46.4 million primarily due to a decrease in accrued expense primarily for freight and tariffs, and other assets increased $21.7 million driven by advance payments to suppliers. Inventory increased $10.4 million as we ramped up for our fourth quarter project deliveries. Partially offsetting the cash outflows were net decreases in account receivable and contract assets of $44.2 million due to the timing of billings and deliveries, and increases in deferred revenue of $82.7 million driven primarily by increased deposits on higher bookings during the period and safe harbor deposits.
Net cash used in investing activities was approximately $168.5 million and directly attributable to the $144.7 million payment for the Foundations acquisitions, net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $30.5 million primarily resulting from a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, $6.1 million of tax distribution to our non-controlling interest holders pursuant to the LLC Agreement, and a $6.0 million payment of the RCF issuance costs.
Cash management and financing
We had a total liquidity of approximately $1.8 billion as of December 31, 2025, primarily related to unutilized amounts under the New Revolving Credit Facility net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents.

Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, in September 2025, we entered into a New Credit Agreement, which replaced the Existing Credit Agreement originally entered into on February 13, 2023. The New Credit Agreement provides for a $1.0 billion unsecured New Revolving Credit Facility that matures on September 8, 2030. As of December 31, 2025, we had approximately $891.4 million available under the New Revolving Credit Facility, net of $108.6 million of outstanding letters of credit.
Information regarding our debt obligations, operating lease commitments, obligations under the Tax Receivable Agreement and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of December 31, 2025.
Share Repurchase Authorization
On January 27, 2026, we announced that our board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of our outstanding shares of Class A common stock. The share repurchase program has a term of three years and may be modified, suspended, or terminated at any time. The number of shares to be repurchased and the timing of repurchases will be determined by us in our discretion and will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with our working capital requirements, general business conditions, and other factors. Our execution of the share repurchase program will depend on the market price of our Class A common stock and other factors, and there can be no assurance that any shares will be repurchased under the share repurchase program.
Under the share repurchase program, we may purchase shares of our Class A common stock from time to time through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of our Class A common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit our Class A common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
Recently adopted accounting pronouncements
None during the nine-month period ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of December 31, 2025.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2025 as compared to the fiscal year ended March 31, 2025.
Concentration of major customers
Our customer base consists primarily of EPCs, as well as solar project developers and owners. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on our revenue and profits.

The following table sets forth the percentage of our total revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Three-month periods ended		Nine-month periods ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Customer G	*	*	*	11%
Customer H	*	*	12%	*
Customer I	13%	*	*	*
Top five largest customers	43%	30%	37%	36%
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
Based on our overall currency rate exposures as of December 31, 2025 and March 31, 2025, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

•Third party technology system limitations or failures could harm our business.
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
The Inflation Reduction Act of 2022 (the “IRA”) made significant changes to the federal income tax credits available to solar energy projects, including the investment tax credit (“ITC”) under Section 48 of the U.S. Internal Revenue Code (“IRC”) for certain energy property. One such change created a per-unit tax credit (the “Section 45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC (and its successor under Section 48E commonly referred to as a “tech neutral” credit that became effective January 1, 2025) has changed in the past and is subject to change in the future. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
Under the IRA, investments in certain solar projects may qualify for an additional bonus credit amount if the solar energy project satisfies certain “domestic content” requirements. On May 12, 2023, the U.S. Treasury Department and the IRS released Notice 2023-38 providing guidance with respect to the IRA’s domestic content bonus credit. On May 16, 2024, the U.S. Treasury Department and the IRS released Notice 2024-41, which includes a “safe harbor” that taxpayers may use to classify certain components of solar projects for the purpose of qualifying for the domestic content bonus credit. On January 16, 2025, the U.S. Treasury Department and the IRS released Notice 2025-08, which introduced an updated elective safe harbor for the domestic content bonus credit. Generally, for a qualified facility or energy project to qualify for a domestic content bonus, the project must include specified amounts of U.S.-manufactured iron, steel and manufactured products and be able to substantiate that content and its country of manufacture. We have invested in developing a supply chain and U.S. manufacturing footprint to allow us to sell customers a solar tracker that we believe complies with the domestic content requirements provided in the Notices discussed above.
In 2024, the U.S. Treasury Department and the IRS issued final Treasury regulations on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. These final Treasury regulations provide guidance to taxpayers related to selling applicable tax credits including the ITC and Section 45X Credit.
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

In lieu of Section 48E, as a result of changes made by the IRA, United States taxpayers may elect to claim a production tax credit under Section 45Y of the IRC for qualified solar facilities if the construction of the facility began after December 31, 2024 and the facility is timely placed in service for federal income tax purposes.
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
The IRA created Sections 48E and 45Y, which are “technology neutral” tax credit incentives that replace each of the ITC and the production tax credit under Section 45 of the IRC (“PTC”), respectively, for certain qualifying projects that begin construction after 2024. These provisions require that a project satisfy a “zero greenhouse gas emissions” standard in order to qualify for the tax credits. Taxpayers that began construction of energy projects or facilities that qualify for the ITC or PTC prior to 2025 may choose to claim the ITC, PTC, or one of the “technology neutral” tax credits in respect of the project assuming that certain continuous construction requirements are met.
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
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar and wind facilities. For example, whereas under the IRA, Section 48E and 45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 to utilize a continuity safe harbor that permits solar projects to be placed in service within four calendar years following the calendar year in which the project began construction for tax credit eligibility. Alternatively, solar projects that begin construction after July 4, 2026 must be placed in service by December 31, 2027 to qualify for the Section 48E and 45Y credits. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time.
Additionally, on July 7, 2025 President Trump issued an Executive Order directing the Secretary of the Treasury to take measures to strictly enforce the termination of the Sections 48E and 45Y credits for wind and solar facilities. The Executive Order specifically directs the Secretary of the Treasury to issue new restrictions concerning “beginning of construction” requirements that appear in many provisions of the OBBBA and which govern eligibility for these tax credits. The Executive Order targets “safe harbor” practices in which our customers’ seek to establish that their projects have begun construction by the relevant deadline (and therefore qualify for the tax credit) by incurring 5% or more of applicable project costs. Treasury guidance required by this Executive Order was issued on August 22, 2025 in the form of IRS Notice 2025-42. Under this guidance the 5% safe harbor was eliminated effective September 2, 2025 and additional requirements were imposed on solar projects for purposes of demonstrating both the start of physical construction and continuous physical construction thereafter. Such requirements may diminish our customers’ ability to qualify their projects for Section 48E or 45Y tax credits, which in turn could reduce demand for our products and materially harm our business and results of operations.
In addition, the OBBBA introduced certain foreign entity of concern restrictions on owners of qualified facilities claiming such Section 48E and 45Y tax credits, as well as on manufacturers of components that otherwise qualify for the Section 45X credit. A foreign entity of concern (“FEOC”) is a designation referring to entities (governments or companies) that are under the ownership, control, or influence of deemed foreign adversaries, such as China. Under the OBBBA a taxpayer must comply with the FEOC rules applicable to a tax credit in order to qualify for such tax credit. The FEOC restrictions apply to Sections 45X, 48E and 45Y in somewhat different ways. However, these rules generally require that Nextpower evaluate its ownership, the ownership of certain members of its supply chain partners, any rights regarding the ability to appoint board members and executives of Nextpower and its supply chain partners, certain payments made by Nextpower and its supply chain partners, and certain contractual arrangements entered into by Nextpower and its supply chain partners with other parties.
Nextpower is currently evaluating itself and its supply chain partners who provide components for U.S. qualified facilities and will continue to do so as the Treasury Department issues clarifying guidance or regulations. To the extent that our suppliers are disqualified from 45X eligibility as a result of FEOC restrictions, our cost of goods sold may increase and we may become less profitable and/or competitive. In addition, to the extent our tracker components are produced by suppliers which impair our customers’ ability to qualify their projects for Section 48E or 45Y credits (or related domestic content bonus credits), we may become less competitive and our business and results of operations could be materially harmed.
Although we continue to expand our international presence, the impact of the OBBBA, Executive Orders, Treasury Department guidance, and other regulatory actions on the U.S. solar market may adversely impact our business. The substantially reduced timelines for our customers to qualify for the Section 48E or 45Y tax credits may reduce the number of solar projects that our customers build in the United States and therefore reduce the demand for our trackers in the U.S. market. In addition, we may not have an adequate supply of tracker products that satisfy the FEOC or domestic content requirements to remain competitive and meet customer demand. Compliance with FEOC and domestic content requirements also may increase our record-keeping, accounting and production costs.
The OBBBA did not change the prevailing wage and apprenticeship requirements imposed on our customers by the IRA. If we or our customers are unable to satisfy or cure respective prevailing wage and apprenticeship requirements for projects that establish the beginning of construction on or after January 29, 2023, the tax credits available to the customers will be substantially lower. If we or a significant portion of our customers are unable to satisfy prevailing wage and apprenticeship requirements under the IRA, demand for our tracker products may be adversely impacted by the reduced tax credits available to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Certain provisions of the IRA have been the subject of substantial public interest and have been subject to debate, and there are divergent views on potential implementation, guidance, rules and regulatory principles by a diverse group of interested parties. We expect a similar pattern of divergent interpretations with respect to OBBBA, the Executive Order and implementing guidance and regulations. There can be no assurance that our products will fully qualify for the benefits under the IRA or the OBBBA or that competitors will not disproportionately benefit or gain competitive advantages as a result of the implementation or interpretation of these laws. In addition, if our suppliers incorrectly interpret the requirements of the tax credits or the OBBBA and it is later determined that the tax credits were incorrectly claimed, we may be penalized. As a result, the final interpretation and implementation of the provisions in the IRA or OBBBA could have a material adverse impact on us.
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
Changes in the global trade environment, including the imposition of tariffs, other import duties and trade restrictions, could adversely affect our business growth and the amount or timing of our revenues, results of operations or cash flows.
Trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials for and components of our products such as steel and low-power solar modules, electrical equipment, and for products used in solar energy projects more broadly, such as storage batteries and solar modules.
On April 2, 2025, President Trump announced a new reciprocal tariff regime intended to reciprocate other countries’ tariffs and trade barriers. The new U.S. regime consists of a baseline, universal 10% tariff rate on goods from almost all trading partners and higher country-specific reciprocal tariff rates on goods from over 50 countries.
As of January 1, 2026, there is a 20% tariff on imports of most China-origin products under the International Emergency Economic Powers Act (“IEEPA”) (half of which represents the baseline reciprocal tariff imposed on most countries and half of which purportedly targets China's role and lack of action in the export of fentanyl to the United States), with limited exceptions. These tariffs generally are additive to other tariffs on various solar energy-related products. As of January 1, 2026, goods from Thailand generally face an IEEPA-based reciprocal tariff of 19% and goods from India generally face an IEEPA-based tariff of 50% (half of which was imposed purportedly as a penalty for India’s importation of Russian oil).
The legality of all IEEPA-based tariffs is under review by the U.S. Supreme Court, after such tariffs were found to be ultra vires by both the U.S. Court of International Trade (“CIT”) and the Court of Appeals for the Federal Circuit (the “Federal Circuit”). Should the U.S. Supreme Court affirm the lower courts’ rulings that the IEEPA-based tariffs are unlawful, the U.S. government would no longer have authority to collect such tariffs and there may be refunds of previously-paid IEEPA-based tariffs.
There currently are 50% import tariffs on all imports of steel and aluminum products (including certain so-called “derivative” products), with limited exceptions for products imported from Canada, Mexico and the United Kingdom, imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). These steel and aluminum tariffs are not additive to the reciprocal tariffs. Among the products that are subject to the 50% Section 232 steel tariff as a result of an unprecedented “tariff inclusion” process are various solar tracker components that we import. As a result, steel tariffs are significantly impacting our costs and our gross margins and could result in interruptions in the steel supply chain.
Prior to February 7, 2026, imports of solar modules from most countries face a 14% tariff pursuant to Section 201 of the Trade Act of 1974. There are also tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974 (“Section 301”). At present, Section 301 tariffs are 50% on Chinese solar cells and modules, 25% on Chinese steel products, 25% on Chinese parts of lead-acid storage batteries (including separators thereof) 25% on Chinese lithium-ion non-EV batteries are 25%. These Section 301 tariffs are additive to reciprocal tariffs. Nextpower products include proprietary crystalline solar photovoltaic (“CSPV”) modules that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Such CSPV modules are impacted by Section 201 tariffs on solar modules until February 6, 2026, and, if sourced from China, could be impacted by Section 301 tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
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
Since April 2022, Nextpower has imported proprietary CSPV smart modules from Malaysia and Thailand that provide off-grid power to our controllers. Nextpower submitted certifications for the modules to either utilize the Solar Duty Waiver Regulation or to demonstrate that the modules do not fall within the scope of the Solar Circumvention Determination, but Nextpower did not strictly follow all of the certification procedures for a number of these entries. If the Federal Circuit upholds the CIT’s decision in the litigation challenging the Solar Duty Waiver Regulation or Nextpower’s certifications are found to be invalid, Nextpower could be required to pay AD/CVD amounts with respect to the applicable entries of the modules.
In December 2024, in connection with the August 2023 Solar Circumvention Determination, U.S. Customs and Border Protection (“CBP”) instructed Nextpower to pay AD/CVD cash deposits totaling approximately $1 million, relating to a small number of our imports of CSPV modules from Malaysia and Thailand that entered the United States prior to June 6, 2024. CBP required the cash deposit payment based on the agency’s perception that certifications accompanying the imports were deficient. If CBP were to instruct us to make AD/CVD cash deposit payments relating to other past imports of our proprietary CSPV modules based on the Solar Circumvention Determination, such additional cash deposits could be substantially higher and may not be ultimately refunded to us.
To mitigate the AD/CVD duty risk, Nextpower has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextpower. Even if the Solar Duty Waiver Regulation is ultimately upheld on appeal, CBP may reject Nextpower’s certifications and attempt to subject Nextpower’s entries to the Solar Circumvention Determination and the AD/CVD orders on CSPV cells and modules from China.
To further mitigate the risk of possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies, Nextpower filed a request for a changed circumstances review with Commerce, seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China, retroactive to January 1, 2022, which is before the effective date of the Solar Circumvention Determination. In December 2025, Commerce issued the final results of the changed circumstances review and granted an exclusion for Nextpower’s off-grid smart CSPV modules for purposes of the CVD order on CSPV cells and modules from China, retroactive to January 1, 2022, and also for purposes of the AD order on CSPV cells and modules from China, retroactive to December 1, 2022.

Prior to the issuance of Commerce’s final results in the changed circumstances review, Nextpower estimated the potential AD/CVD duty liability with respect to the entries at risk because of the possible invalidation of the Solar Duty Waiver Regulation and/or the potential procedural certification deficiencies to be as high as approximately $120 million, plus compounded interest which could be significant, depending upon the specific scenarios. Following Commerce’s final grant of the retroactive exclusion, the potential AD/CVD duty liability, if any, with respect to such at risk entries has been substantially reduced but remains unknown. The outcome of the litigation challenging the Solar Duty Waiver Regulation and CBP’s treatment of Nextpower’s certifications remains unclear.
In June 2025 Commerce issued AD/CVD orders covering most CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam and not covered by China AD/CVD orders. Combined AD/CVD cash deposit requirements associated with these follow-on proceedings range from 15% to over 3,000%.
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. If Commerce issues affirmative preliminary AD and CVD determinations in the investigations we likely will face CVD cash deposit requirements for any CSPV cells or modules we import from India, Indonesia and Laos after February 2026 and face AD cash deposit requirements for any CSPV cells and modules we import from India, Indonesia and Laos after April 2026. The levels of the CVD and AD cash deposits, if they come into effect, are not yet known.
AD/CVD cash deposits and duties collected on imports of CSPV cells and modules could adversely impact our business either by their applicability to our proprietary module providing power to our controllers as described above or by adversely impacting the projects more generally. Such impacts may include project delays or cancellations.
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
Macroeconomic developments, such as the global or regional economic effects resulting from political tensions between the United States and Europe, the current Ukraine-Russian war and current Middle East instability, including the Israel-Hamas and Iran conflicts (including the disruption of transporting goods through the Suez Canal), further increases in inflation and related economic curtailment initiatives, evolving trade policies or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations. Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. Local conflicts, such as the Ukraine-Russian war or the Middle East conflicts, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions or restrict our ability to conduct business with certain suppliers. Additionally, such conflicts or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business. The financial markets and the global economy have also been, and may continue to be, adversely affected by the recent global escalation in tariffs and trade restrictions, including through higher costs, higher interest rates or lower global demand for energy, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, because the solar projects in which our products are used require substantial upfront capital investment which is expected to be recovered over a period of multiple years, uncertainty and perceived instability regarding future macroeconomic conditions may deter investment in, or financing of, these solar projects and in turn reduce demand for our products.
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
In addition, although the SEC’s 2024 rule requiring extensive climate-related disclosures has been voluntarily stayed, we are still subject to other laws regarding climate-related disclosures in other jurisdictions. For example, in October 2023, California enacted climate disclosure laws that may require companies such as ours to report on greenhouse gas emissions and climate-related financial risks. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU and EU member state regulations, or disclosure requirements on various sustainability topics. These requirements vary across jurisdictions, and may result in increased complexity and cost, for compliance. Furthermore, industry and market practices continue to evolve, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with applicable laws and regulations.

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
Third party technology system limitations or failures could harm our business.
Our business depends, in part, on the integrity and performance of the technology systems supporting our products and services. Our products and services operate in conjunction with, and we are dependent upon, third-party systems, products, services, solutions and components, including third-party cloud providers. If new systems fail to operate as intended or our existing systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. We could experience a systems failure due to, among other things, human error by our employees, contractors or vendors, electrical or telecommunications failures or disruptions, including third-party cloud disruptions, hardware or software failures or defects, cyberattacks, sabotage or similar unexpected events. High-profile outages involving third-party cloud providers have caused widespread disruptions to their customers’ operations. If one of our third-party cloud providers experience a similar outage, our products and services could be disrupted. Additionally, there have been and may continue to be attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our products and services and to the networks or the systems of third parties that support our products and services. Any such issue that causes an interruption in our products and services, decreases the responsiveness of our products and services or otherwise affects our products and services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. This includes emerging laws and regulations related to artificial intelligence (AI), cybersecurity, privacy and data protection, which may impose new compliance obligations on our operations. In particular, economic sanctions and changes to export and import control requirements may impact our ability to sell and support our products and services in certain jurisdictions. If we were to fail to comply with export controls laws and regulations, U.S. economic sanctions or other similar laws, including restrictions from the international community, or conflict mineral regulations, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges.
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
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, vulnerabilities or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, vulnerabilities or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in customer service and support costs, litigation from our customers and related liability, all of which could have a material adverse effect on our business, financial condition and results of operations.

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
If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. If our customers or third-parties experience security breaches due to vulnerabilities in our products, we could be exposed to product liability claims or other claims. Any such claim could cause us to incur significant costs and could divert management’s attention and harm our reputation.
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
We, the third parties we rely on, and our customers, are subject to ongoing and increasingly sophisticated cybersecurity threats. These include, among other things, attempts to gain unauthorized access, disrupt business operations, steal data or intellectual property, and compromise system integrity. Threats may arise from criminal actors, nation-state groups, insiders, or through identified or unidentified firmware and software vulnerabilities, errors, defects or bugs, computer viruses, social engineering, denial-of-service or phishing attacks, fraud or malice on the part of our employees, contractors or service providers or human error, any of which may result in the unauthorized access to or release of sensitive, proprietary, confidential, operational and personal information. Such threats and techniques change frequently, are increasingly sophisticated in nature and may be difficult to detect for long periods of time. The use of artificial intelligence by malicious actors may increase the frequency, speed, scale, and impact of these threats. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Ukraine-Russian war or the ongoing Israel-Hamas and Iran conflicts.
Given the critical role our systems play in powering field infrastructure and supporting global operations, a successful cybersecurity or other data security incident, whether involving Nextpower or a third-party, could result in delays in product delivery, reduced system performance, loss of intellectual property, unauthorized disclosure of sensitive data, reputational harm, regulatory investigations, and potential legal or contractual liabilities. The energy and manufacturing sectors remain high-value targets, and supply chain interdependencies may heighten our exposure.
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
Uncertainty in the development, adoption, integration, deployment and use of artificial intelligence (AI) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
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
We entered into a Tax Receivable Agreement with Nextpower LLC, Yuma, Inc. (“Yuma”), Yuma Subsidiary, Inc. (“Yuma Sub”), TPG Inc. (“TPG”) and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the “TPG Affiliates”) in connection with our initial public offering (“IPO”). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
Under the Tax Matters Agreement, Nextpower will be restricted from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, and such restrictions could significantly impair Nextpower’s ability to implement strategic initiatives that otherwise would be beneficial.
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Distributions”), and the Merger), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally restricts Nextpower from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, subject to certain exceptions. As a result of these restrictions, Nextpower’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, Bentek, OnSight, Origami, and other recent acquisitions. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our business, financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended December 31, 2025, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
Dan Shugar, CEO	Termination	December 3, 2025	X			Up to 486,206 shares(3)	March 12, 2027
Dan Shugar, CEO	Adoption	December 3, 2025	X			Up to 659,268 shares(3)	December 11, 2026
Nicholas (Marco) Miller, COO	Adoption	December 12, 2025	X			Up to 163,979 shares(3)	March 12, 2027
Dave Bennett, CAO	Adoption	December 12, 2025	X			Up to 182,564 shares(3)	March 12, 2027
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to minimum selling price thresholds established by the individual. Includes 398,571 performance options for Mr. Shugar, 132,381 performance options for Mr. Miller, and 119,048 performance options for Mr. Bennett, in each case the future vesting of which is contingent upon continuous service and achievement of certain Nextpower equity valuation growth rate conditions and which, if vesting occurs, must be exercised by March 15, 2027 or such options terminate.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextpower Inc.		8-K	001-41617	3.1	November 11, 2025
3.2	Restated Bylaws of Nextpower Inc.		8-K	001-41617	3.2	November 11, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextpower Inc.

Date:	January 30, 2026	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)