Form 10-K
period 2026-03-31
Nextpower Inc.
filed 2026-05-19
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on September 26, 2025 (the last day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $10.8 billion.
As of May 11, 2026, there were 150,274,472 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

ii

iii

PART I
FORWARD-LOOKING STATEMENTS
Special note regarding forward-looking statements
Certain statements included in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: our future financial performance, cash flows, liquidity position or other results; our management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions and the integration thereof, divestitures, spin-offs, split-offs or other distributions, strategic opportunities, joint ventures, securities offerings, stock repurchases, dividends and executive compensation; the effects of the Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) on our business; expected payments under the Tax Receivable Agreement (as defined below); growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; future regulatory approvals and the timing thereof; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; future tax rates, tax credits and other tax provisions; future foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the anticipated timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Terminology such as “will,” “may,” “should,” “could,” “would,” “believe,” “anticipate,” “intend,” “plan,” “expect,” “estimate,” “project,” “target,” “possible,” “potential,” “forecast” and “positioned” and similar references to future periods are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words.
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
Important factors that could cause actual results, performance or other events to differ materially from our expectations include:
•the demand for solar energy and, in turn, our products;
•competitive pressures within the solar tracker industry;
•competition from conventional and other renewable energy sources;
•variability in our results of operations, including as a result of fluctuations in our customers’ businesses as well as seasonal weather-related disruptions;
•the reduction, elimination or expiration of government incentives for, or regulations mandating the use of, renewable energy and solar energy;
•our reliance on our suppliers and any problems with our suppliers or disruptions in our supply chain;
•our ability to rapidly establish U.S. or foreign supplier manufacturing in response to business conditions or criteria for government incentives;
•changes in the global trade environment, including the imposition of import tariffs or bans;
•a further increase in interest rates, or a reduction in the availability of tax equity or project debt financing, impacting the ability of project developers and owners to finance the cost of a solar energy system;

•a loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment to us;
•defects or performance problems in our products;
•delays, disruptions or quality control problems in our product development operations;
•global disruption related to ongoing global conflicts, including the Russian invasion of Ukraine and the U.S.-Iran war;
•pressure on margins or the availability of solar project financing due to inflation;
•severe weather events, natural disasters and other catastrophic events;
•our continued expansion into new markets;
•our indebtedness;
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
Market and industry data
We use market data and industry forecasts and projections throughout this Annual Report on Form 10-K, and in particular in the section titled “Business.” We have obtained the market data from certain third-party sources of information, including publicly available industry publications and subscription-based publications, including the following:
•Joule, a Cell Press Journal, Global Techno-Economic Performance of Bifacial and Tracking Photovoltaic Systems, July 2020
•Lazard Ltd., 2025 Levelized Cost of Energy+ version 18
•Renewables Now, Renewables 2020 Global Status Report, 2020
•Wood Mackenzie Ltd., Global solar Tracker Landscape 2024
•Wood Mackenzie Ltd., The Global PV Tracker Landscape 2016: Prices, Forecast, Market Shares and Vendor Profiles, October 2016
Industry forecasts are based on surveys and the preparer’s expertise and there can be no assurance that any of the industry forecasts will be achieved. We believe this data is reliable, but we have not independently verified the accuracy of this information, nor have we ascertained the underlying economic assumptions relied thereon. Any industry forecasts are based on data (including third-party data), models and experience of various professionals and are based on various assumptions, all of which are subject to change without notice. While we are not aware of any misstatements regarding the market data presented herein, industry forecasts and projections involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors.”

ITEM 1. BUSINESS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Nextpower,” the “Company,” “we,” “us” and “our” mean Nextpower Inc. and its consolidated subsidiaries (formerly known as Nextracker Inc.)
Our vision
We envision a world electrified by clean energy.
Our mission
Our mission is to be the trusted partner delivering the world’s most intelligent, reliable, and productive clean-power technology.
Overview
We are a leading global provider of solar and energy technology solutions for utility-scale power plants. Founded in 2013 by our Chief Executive Officer, Dan Shugar, we pioneered and remain the global market leader in solar tracking systems. We now deliver an integrated suite of structural, electrical, and digital solutions across the full lifecycle of solar power plants, from design and construction through operations and maintenance. Our integrated solutions are designed to streamline project execution, increase energy yield and long-term reliability, and enhance customer return on investment (“ROI”).
The solar tracker market plays a key part in driving the global energy transition by increasing energy production and improving the levelized cost of energy (“LCOE”). The majority of utility-scale projects installed today in mature markets such as the United States, India, Latin America, Australia and parts of Europe use solar trackers, and adoption of solar tracker technology continues to grow in developing solar markets such as the Middle East and Africa.
We have developed the next generation of solar trackers that enable rows to move independently, providing further benefits to customers. Our intelligent independent row tracking system incorporates proprietary technology that we believe produces more energy, lowers operating costs, is easier to deploy, and has greater reliability compared to linked row, other independent tracker products and fixed-tilt systems. Our TrueCapture® energy yield management system addresses power production shortfalls due to the variability of real-world site conditions.
We have shipped more than 160 GW of our solar tracker systems as of March 31, 2026 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. We are a qualified, preferred provider to some of the largest solar EPC firms and solar project developers and owners in the world.
Platform strategy
Our platform integrates solar tracker systems with electrical infrastructure, software, controls, and emerging technologies to enable more efficient, reliable, and scalable solar power plants. We are a multi-product platform company offering a connected ecosystem of technologies and services, including electrical balance of systems solutions, power conversion technologies, and software-driven capabilities incorporating artificial intelligence (“AI”), automation, and robotics.
Industry trends
Demand for solar energy continues to grow due to its cost competitiveness and global decarbonization and electrification.
The rapid adoption of AI technologies has significantly increased electricity demand in many sectors, particularly from data centers, which are among the fastest-growing sources of load growth in many regions. Increasing demand for electrification to help achieve greenhouse gas emissions reductions has created a significant demand for clean energy production. Electrification refers to electricity replacing other sources for energy consumption, such as the transition to electric vehicles and electric heating. In addition, globally, many countries, industries, and firms have been aggressively pursuing decarbonization standards that pledge to increase the percentage of electricity production from renewable energy sources while decreasing reliance on fossil fuel generation and increasing focus on low-carbon energy sources. Global electricity demand is entering a period of accelerated growth driven by factors such as data center expansion, increased use of artificial intelligence, and electrification of transportation and buildings. These dynamics are contributing to what we believe is a long-term “electricity super-cycle,” a sustained period of accelerated electricity demand growth, further reinforcing the need for scalable, low-cost renewable energy solutions capable of supporting large, continuous power loads.
At the same time, the expansion of electricity supply is constrained by factors including transmission and interconnection limitations, permitting timelines, and availability of grid infrastructure. In many regions, these constraints have created a mismatch between accelerating electricity demand and the pace at which new generation capacity can be deployed.
Solar is one of the fastest growing and most cost-competitive sources of new electricity generation. According to Lazard, from 2009 to 2025, the cost of solar generation fell by 84%.1 Today, solar electricity is competitive with both natural gas and wind and costs significantly less than some conventional generation technologies such as coal and nuclear.
Today’s utility-scale solar plants have evolved from fixed-tilt systems to generally rely on solar tracking technologies that increase electricity generation and improve economics for solar plant owners by enabling solar panels to rotate and follow the sun’s movement across the sky2. Single axis solar trackers can increase energy yield of solar projects and, in many cases, generate up to 25% more energy than projects that use fixed-tilt, or stationary, panel mounting systems that do not track the sun. Tracker technology also enables panel movement in response to weather events, helping reduce the performance risks facing the system due to hail and wind. The additional cumulative revenue from energy production that trackers provide typically exceeds the incremental cost of using a tracking system, improving the risk-adjusted LCOE and providing significant ROI for solar projects.
Our solutions
Our solar tracking systems lead our portfolio, but our solutions extend to include yield management systems, foundations, steel frames, electrical balance of systems (eBOS), AI and robotic services, risk mitigation and operability solutions and emerging technologies designed to optimize performance across the entire solar power plant.
Our integrated design approach enables deployment across a wide range of topographical and climate conditions and supports efficient construction and long-term operation of utility-scale solar projects. By combining hardware, software, and engineering capabilities, we aim to deliver scalable solutions that help customers meet increasing demand for reliable, cost-effective electricity.
As part of our mission, we focus on delivering low carbon technology solutions and advancing sustainable supply chain initiatives to help drive a clean energy future.
Solar tracking systems solution portfolio
We have been the global market leader in solar tracking systems based on gigawatts (“GW”) shipped for ten consecutive years. NX Horizon® is our flagship solar tracking solution. NX Horizon’s smart solar tracker system delivers what we believe to be an attractive LCOE and has been deployed more than any other tracker in our portfolio. Based on our internal analysis, experience and customer feedback, we believe we generally have an LCOE advantage compared to legacy linked row trackers. NX Horizon’s system mounts a single line of panels along a tracker row. NX Horizon’s reliable self-powered motor and control system, balanced mechanical design and independent-row architecture provide project design flexibility while lowering operations and maintenance costs. With its self-aligning module rails and vibration-proof fasteners, NX Horizon can be easily and rapidly installed. The self-powered, decentralized architecture allows each row to be commissioned in advance of site power and is designed to withstand high winds and other adverse weather conditions. NX Horizon combines several key features that improve performance, reliability and operability compared to competing designs.
Network Control Unit (NCU) and Smart Power Controls (SPC). Our tracker systems incorporate NCU and SPC, which provide distributed control, monitoring, and communication capabilities across the solar power plant. These components enable real-time system visibility and coordinated tracker operation, supporting optimized energy yield and system performance.
We continue to enhance our NCU and SPC technologies with expanded connectivity, improved data processing, and enhanced cybersecurity capabilities designed to support the secure and reliable operation of our networked control systems. These advancements enable greater integration with plant-level control systems and facilitate secure remote diagnostics, firmware updates, and performance optimization over the life of the system:
1 Lazard Ltd, 2025 Levelized Cost of Energy+ version 18.
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
•Terrain following capability. Unlike typical designs that constrain tracker rows to a plane, Nextpower’s NX Horizon-XTR and NX Horizon XTR-1.5 variants conform to a site’s natural terrain undulations. NX Horizon-XTR eliminates or reduces the cost and impact of cut-and-fill earthworks, without complex joints or additional components, reduces foundation material, eases permitting, and accelerates project construction schedules while minimizing environmental impact and reducing project risk. NX Horizon-XTR’s ability to significantly reduce earthwork, allows many otherwise infeasible sites to become economically viable for solar trackers. Less earthwork lowers upfront costs and improves scheduling while mitigating environmental impacts to topsoil, natural habitats, native vegetation, and natural drainage features.
•Embedded sensors and connectivity. Our embedded sensors and wireless mesh network with real-time connectivity enable visibility and system monitoring of critical components and remote maintenance and in certain situations, reduce yield loss by enabling real-time adaptation to site conditions.
•Operation and maintenance efficiency. Our engineered structural fasteners replace standard nuts and bolts. Our fasteners increase long-term reliability and eliminate the need for periodic inspection and maintenance required by systems held together with generic nuts and bolts.
•Sealed, elevated drive system. All our trackers have sealed gears, motors and controllers, which are typically elevated three or more feet above the ground, helping to protect the system against dust, flooding and ground accumulations of snow and ice.
Since its launch, we have introduced several additional product innovations to complement our core NX Horizon tracker.
NX Horizon-XTR™ is our terrain-following tracker designed to expand the addressable market for trackers on sites with sloped, uneven and challenging terrain. NX Horizon-XTR conforms to the natural terrain of the site, reducing or eliminating cut-and-fill earthworks and reducing foundation lengths. These benefits help accelerate construction schedules and make trackers more economically and environmentally viable on difficult sites.
NX Horizon® with Hail Pro™ builds on the core features of NX Horizon’s smart solar tracking system, including its balanced design, integrated UPS (uninterruptible power supply), and independent-row architecture. Hail Pro adds automatic stowing capabilities using weather service data, hail readiness services, and where applicable, Hail Pro-75™, which enables stowing at angles of up to 75 degrees for project sites subject to extreme hail. In fiscal year 2025, we introduced enhanced automated functionality designed to provide site-specific responses to severe weather events, including during grid outages. These capabilities are intended to improve system resilience and help mitigate weather-related risks for solar power plant asset owners and operators.
NX Horizon™ Low Carbon is the industry’s first solar tracker solution with a reduced carbon footprint, which means less embodied carbon dioxide equivalent greenhouse gas emissions compared to our traditional offshore-produced tracker. Initially offered in the U.S. market, the NX Horizon Low Carbon solar tracker system includes torque tubes manufactured with the electric arc furnace (EAF), recycled steel, and logistics strategically located near project sites. Third-party verified Life Cycle Assessment (LCA) methodology provides our customers with documentation on reductions in carbon footprint, land use, water consumption and other metrics associated with the entire lifecycle, including sourcing, manufacturing, delivery, and operation of solar trackers.
Benefits of our tracking system solutions
We design our tracking systems as part of an integrated approach to solar power plant performance, with a focus on increasing energy production while reducing installation, operating and maintenance costs. Our trackers serve not only as a mechanical platform for solar modules, but also as a foundation for intelligent control, data collection, and system optimization across the plant. Through software and control solutions, including our separately licensed TrueCapture and NX Navigator solutions, our systems are designed to improve performance and operability over time. By combining hardware, software, and analytics, we provide a platform that enables continuous optimization and supports more efficient and reliable plant operations. Our innovative approach provides the following competitive advantages:
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
NX Foundation Solutions
NX Foundation Solutions is a comprehensive suite of solar foundation technologies and services designed to optimize solar project installations across diverse soil conditions. NX Foundations includes NX Anchor™ and NX Earth Truss™ which facilitate solar project development in a wide array of geotechnical conditions including soft, medium, firm, expansive and frost-heave soils. NX Foundation Solutions are part of an integrated foundation-to-tracker system offering that helps streamline project timelines, reduce costs, and improve safety while minimizing environmental impact, particularly on challenging terrain. The solution set incorporates a full suite of services including geotechnical reviews, foundation design, equipment selection, and installation support, along with advanced installation equipment like the Truss Driver®.
Steel Frames
In September 2025, we announced our expansion into the solar panel frame market with the acquisition of Origami Solar, Inc. ("Origami"), a pioneer in roll-formed steel frame technology. Steel frames offer a high-performance alternative to traditional extruded aluminum frames, delivering strength and durability, competitive cost, and the potential for a more localized supply chain. Steel frames may also provide environmental benefits, including a lower carbon footprint depending on sourcing and manufacturing processes. The use of steel as a frame material may also enable new solar panel mounting techniques, including robotic assembly, which could improve installation efficiency and reduce labor requirements.
Electrical Balance of Systems (eBOS) Solutions
In May 2025, we announced the acquisition of U.S.-based Bentek Corporation ("Bentek"), an industry pioneer and manufacturer of electrical infrastructure components that collect and transport electricity from solar panels to the power grid. The acquisition combines Bentek’s engineered, pre-assembled eBOS solutions with Nextpower’s solar tracker platform, providing customers with streamlined procurement and project logistics from a single source. The eBOS products are offered as standalone, industry-compatible components for both trackers and fixed tilt systems, as well as in formats optimized for use in integrated NX Horizon™ system solutions. Bentek’s U.S. fabrication footprint further enhances Nextpower’s strong domestic supply chain position.
We are also developing additional integrated system architectures that further streamline installation and reduce costs, including solutions that integrate cabling and electrical systems directly into tracker structures. For example, in September 2025 we announced the launch of NX PowerMerge™ trunk connector, a next generation DC power component designed to streamline electrical balance of systems (eBOS) installation and boost long-term reliability.
AI and Robotics Services
In July 2025, we acquired OnSight Technology Inc. ("OnSight"), an autonomous robotic inspection and fire detection system for solar plants, and launched a new AI and robotics business initiative, focused on applying automation, data, and advanced technologies to solar power plant deployment and operations, including applications in installation, inspection, and ongoing system management. This initiative is supported by the appointment of our first Chief AI and Robotics Officer and targeted technology acquisitions. These efforts are intended to enhance construction efficiency, improve system quality and reliability, and support long-term performance and return on investment of solar power plants.
Risk Mitigation and Operability Solutions
We also offer solutions to improve the resilience and operability of our tracking solutions. These solutions are typically licensed separately and integrated with our tracker products, using embedded sensors, communication and control systems to enable monitoring, automation and system optimization.
We regularly introduce new system features and functionality that can be deployed across both new projects and our existing installed fleet, allowing customers to benefit from ongoing system enhancements over the life of the project. These solutions are intended to improve solar plant operational performance, increase system reliability, and support risk mitigation.

NX Navigator assists solar power plant owners and operators in monitoring, controlling and helping to protect their solar projects through a centralized software platform. The system provides real-time operational visibility at the site, subfield and individual tracker levels. NX Navigator also includes safety features such as single click Hurricane/Typhoon Stow and Hail Stow modes, both of which enable rapid repositioning of trackers to protective stow angles in response to severe weather conditions, helping to reduce the risk of damage.
In fiscal year 2026, we announced the establishment of a global remote monitoring and control center to support the operation of our deployed solar tracking systems. The center is designed to provide centralized oversight of system performance, enabling real-time monitoring, diagnostics, and coordinated response to operational events across customer sites, including response to severe weather events.
Emerging Technologies
We are investing in next-generation technologies, including artificial intelligence, robotics, agrivoltaics, soil monitoring, and advanced automation to improve solar power plant construction, operations, and maintenance. These efforts are part of our broader strategy to develop a more integrated and data-driven ecosystem that connects hardware, software, and control systems across the solar power plant. By leveraging data generated from our installed base and combining it with advanced analytics and automation, we seek to enhance system performance, reduce operating costs, and enable predictive and increasingly autonomous plant operations over time.
Customers
Our large and diversified customer base consisted of over 275 active customers across more than forty countries as of March 31, 2026. Customers and owners of our products include many of the largest and most successful companies in the industry. Our EPC customers often build multiple projects at a time for their customers and purchasing decisions are typically made on a per-project basis. A small number of customers deploy our products for ground-mounted distributed generation projects such as powering the customers’ buildings or facilities. For fiscal year 2026, we derived 77% of our revenue from projects in the U.S. and 23% from projects in international markets.
In fiscal year 2023, we began our Volume Commitment Agreement ("VCA") program, which consists of signed contracts with developers, plant owners, and EPCs comprising multiple projects typically to be deployed over multiple years. At the end of fiscal year 2026, our backlog was over $5 billion and included project-specific purchase orders and VCAs comprising multiple specific projects. We define backlog as executed EPC or VCA contracts or purchase orders with deposits of cash paid or financial equivalents, identified named project sites, product and volume requirements, and ship dates.
Strategic partners
We collaborate with a range of third parties, including suppliers, technology providers, engineering, procurement and construction (EPC) firms, developers, and other industry participants, to support the deployment and operation of our solar solutions. These relationships enable us to integrate our products and technologies within broader solar power plant systems and to support efficient project execution.
We also engage with technology partners to advance capabilities in areas such as software, automation, and data analytics, as well as with insurance market participants to support education and risk assessment frameworks for solar assets.
In fiscal year 2026, we established a joint venture in the Kingdom of Saudi Arabia with Abdullah Abunayyan Investment Holding (“Abunayyan”) to support the continued growth of our business in the Middle East and North Africa region. This joint venture partnership, through a newly established company named Nextpower Arabia, is intended to enhance our local market presence, strengthen customer engagement, and support project execution by aligning with regional development priorities and local content requirements. Nextpower Arabia will combine Abunayyan’s 75 years of leadership in water and energy infrastructure in the region with our global market share leadership in advanced solar trackers and yield management and control systems. The joint venture includes sales, engineering, and operations, and ownership of manufacturing facilities in Saudi Arabia.
Through these strategic partner relationships, we aim to enhance the performance, reliability, and scalability of our solutions and to support the evolving needs of customers across the project lifecycle.

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
Our globally diversified operational footprint places sales, engineering and key product and project support functions in close proximity to major tracker markets around the world. This enables us to ensure customer success throughout the project lifecycle, from sales and project design engineering through deployment and commercial operation. We are well-positioned to provide timely commercial and technical support with personnel in the local time zone and within short travel distances to customer and project sites.
In the United States, we maintain dedicated sales staff principally in California and Tennessee, providing coverage across an expansive geographic market. Our international sales representatives are located in Spain (Madrid and Seville), Australia (Manly), Mexico (Mexico City), India (Hyderabad), United Arab Emirates (Dubai), the Kingdom of Saudi Arabia (Riyadh) and Brazil (São Paulo). Sales employees in Madrid, Manly, Mexico City, Hyderabad, and São Paulo are supplemented by regional project engineering and project management staff with significant local expertise. These regional teams leverage deep understanding of local jurisdictions, regulations, language and culture, and location-specific installation considerations of each project to foster customer success.
Several international offices complement our U.S. headquarters with supply chain, operations and R&D support. Our Hyderabad, India office had over 542 employees across sales, engineering, project management and corporate support functions as of March 31, 2026. This office serves not only as a regional hub to support deployments in South Asia and the emerging Middle East and Africa markets, but also as an independent R&D center, including a recently inaugurated Center for Solar Excellence, that conducts parallel technology development alongside our U.S. headquarters, accelerating time-to-market for new features and products.
Research and development
We commit significant resources to our research and development efforts in order to maintain and extend our differentiated technology and innovation leadership and to enhance value for our customers. Our R&D efforts focus on improving system performance, reliability, and cost efficiency, as well as advancing integration across solar power plant components.
We operate product testing facilities to conduct functional and reliability testing for both individual components and complete system architectures. Approximately 7,800 square feet of laboratory space is dedicated to prototyping and mechanical, electrical and environmental analysis of our products. In addition, we operate Centers for Solar Excellence in the United States, India, and Brazil, which provide real-world environments for the development, testing, and validation of new technologies and system designs. These facilities support collaboration among our engineering teams and external partners and help accelerate product development and commercialization.
We also maintain internal programs to develop and evaluate new product concepts and next generation technologies. These efforts include initiatives related to plant-level software and control solutions, integration of power plant components, and advanced automation, supporting our broader strategy to develop more integrated and data-driven solar solutions.
Our R&D efforts include work related to severe weather damage mitigation, including wind and hail. We have conducted studies in collaboration with third-party engineering firms and laboratories to better understand environmental stresses on solar tracking systems and to inform the development of protective design and control strategies.
Our team includes engineers and technical personnel across multiple disciplines, including, electrical, civil and mechanical engineering, as well as software and data science. As of March 31, 2026, we had over 500 employees engaged in R&D activities.
Our R&D initiatives extend beyond the tracker and include efforts to improve integration with other power plant components, including energy storage systems, with the goal of enhancing overall system performance, availability and operational flexibility.
Intellectual property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technologies, information, processes and know-how. As of March 31, 2026, we had 329 issued U.S. patents, 498 granted non-U.S. patents and 745 U.S. and non-U.S. patent applications pending, including provisional patent applications pending in the U.S. and pending applications across our product portfolio. Our U.S. issued patents are scheduled to expire between 2026 and 2050. Our patents cover the broad range of our solutions, including design, construction, control, robotics, power processing, structure, module framing, colocation with agriculture, mounting, assemblies, software, methods, and other solar tracker-related technologies.
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
Government incentives
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates and other financial incentives. The range and duration of these incentives varies widely by geographic market. The market for grid-connected applications, where solar power is sold into organized electric markets or under power purchase agreements, often depends in large part on the availability and size of these government subsidies and economic incentives. However, the current legislative and regulatory environment, especially at the U.S. federal level, relating to these programs is subject to ongoing change, and current incentives could be retained, modified, reduced, or eliminated. Developments such as new or expanded tariffs, proposed Congressional bills, if enacted, changes to the tax credit incentives in the Inflation Reduction Act of 2022 ("IRA") and the One Big Beautiful Bill Act of 2025 (the "OBBBA"), shifts in policy priorities, or changes in government leadership may negatively impact the availability and stability of these incentives.

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
Historically, the most significant federal tax incentive program for the U.S. solar industry has been the investment tax credit ("ITC") for solar energy projects. The ITC (and its successor under Section 48E commonly referred to as a "tech neutral" credit that became effective January 1, 2025) allows a taxpayer to offset its federal income tax liability by a percentage of its eligible cost basis in a solar energy system put to commercial use. Additionally, federal incentives related to the production of domestic content have provided additional incentives as further described below.
The Inflation Reduction Act of 2022 (the "IRA") made significant changes to the federal income tax credits available to solar energy projects, including the ITC under Section 48 of the U.S. Internal Revenue Code (“IRC”) for certain energy projects. As a result of changes made by the IRA, United States taxpayers may be entitled to a 30% tax credit under the ITC (now Section 48E), for certain qualifying projects and increased further to 40% for projects that satisfy certain “domestic content” requirements. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC has changed in the past and is subject to change in the future. The IRA also introduced a per-unit tax credit (the “Section 45X Credit” or “45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to the Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
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
In 2024, the U.S. Treasury Department and the IRS issued final Treasury regulations on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. These final Treasury regulations provide guidance to taxpayers related to selling applicable tax credits including the ITC and Section 45X Credit. The Section 45X Credit amount is reduced each year by 25% in calendar years 2030, 2031 and 2032. Under current law, there are no Section 45X Credits available for components sold after December 31, 2032.
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
Our eligible U.S. manufacturing suppliers avail themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and structural fasteners. Beginning in calendar year 2025, in certain circumstances we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the Section 45X Treasury regulations promulgated.
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
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 regarding the Section 45Y Credit and Section 48E with respect to certain qualified facilities and/or energy storage technology claiming such tax credits.
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E, and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar facilities. For example, whereas under the IRA, Section 48E and 45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 to utilize a continuity safe harbor that permits solar projects to be placed in service within four calendar years following the calendar year in which the project began construction for tax credit eligibility. Alternatively, solar projects that begin construction after July 4, 2026 must be placed in service by December 31, 2027 to qualify for the Section 48E and 45Y credits. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time.
Additionally, on July 7, 2025 President Trump issued an Executive Order directing the Secretary of the Treasury to take measures to strictly enforce the termination of the Sections 48E and 45Y credits for wind and solar facilities. The Executive Order specifically directs the Secretary of the Treasury to issue new restrictions concerning “beginning of construction” requirements that appear in many provisions of the OBBBA and which govern eligibility for these tax credits. The Executive Order targets “safe harbor” practices in which our customers seek to establish that their projects have begun construction by the relevant deadline (and therefore qualify for the tax credit) by incurring 5% or more of applicable project costs. Treasury guidance required by this Executive Order was issued on August 22, 2025 in the form of IRS Notice 2025-42. Under this guidance the 5% safe harbor was eliminated effective September 2, 2025 and additional requirements were imposed on solar projects for purposes of demonstrating both the start of physical construction and continuous physical construction thereafter.
In addition, the OBBBA introduced certain “foreign entity of concern” (“FEOC”) restrictions relating to prohibited foreign entities on owners of qualified facilities claiming such Section 48E and 45Y tax credits, as well as on manufacturers of components that otherwise qualify for the Section 45X credit. Under these rules, a “prohibited foreign entity” includes a “specified foreign entity” or “foreign influenced entity,” and in general means that certain entities (governments or companies) that are under the ownership, control, or influence of deemed foreign adversaries, such as China, are ineligible for such tax credits. Under the OBBBA a taxpayer must comply with the FEOC rules applicable to a tax credit in order to qualify for such tax credit. The FEOC restrictions apply to Sections 45X, 48E and 45Y in somewhat different ways. However, these rules generally require that Nextpower evaluate its ownership, the ownership of certain members of its supply chain partners, any rights regarding the ability to appoint board members and executives of Nextpower and its supply chain partners, certain payments made by Nextpower and its supply chain partners, and certain contractual arrangements entered into by Nextpower and its supply chain partners with other parties. On February 12, 2026 the U.S. Treasury Department issued interim guidance under Notice 2026-15 regarding material assistance tests related to prohibited foreign entities, and requested public comment. Additional Treasury guidance and/or regulations implementing the FEOC provisions of the OBBBA are pending and may alter current interpretations of the restrictions.
The federal government also currently permits accelerated depreciation by the owner, and in some cases “bonus” depreciation (e.g., 100% in the case of property placed in service after January 19, 2025), based on the year the property is placed in service, for certain equipment it purchases, including solar energy systems.

Changes to tax laws and regulations, as well as Executive Orders, that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to optimize those changes brought about by the passage of the IRA and OBBBA. See Item 1A – Risk Factors – “The reduction, elimination or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business” for more information regarding other risks related to government incentives.
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
Manufacturing
We utilize a ‘capex-light’ manufacturing model, in which most components, including steel parts, are produced by outside qualified vendors through contract manufacturing arrangements. As of March 31, 2026, total global manufacturing capacity was approximately 1,500 MW per week, enabling the support of approximately 80 GW of annual shipments. By outsourcing most of our product manufacturing, we achieved this global capacity with close to no capital investment.
As of March 31, 2026, we had contract manufacturing arrangements with more than 100 facilities located in 19 countries across five continents. This supply chain diversity reflects unique strategies for each of our key global customer markets, optimizing landed costs and lowering risk. We intend to continue to expand our manufacturing footprint to further enable local content in the markets we service.
While we outsource the manufacturing for the vast majority of our components, we do own and operate manufacturing facilities on a very limited basis, including a manufacturing facility for our controllers in Brazil and for our eBOS products in California. Our joint venture Nextpower Arabia also owns factory operations for certain tracker components in Saudi Arabia.
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
Our U.S. supply chain approach has been to secure raw material supply commitments with steel mills located in various regions of the U.S. The steel coils produced by such mills are transferred directly to manufacturing suppliers, also known as fabricators, with whom we have established contract manufacturing agreements to produce finished tracker parts such as our primary component torque tubes. We currently have contracts to provide us with a total annual capacity of more than 40 GW of manufacturing for our primary components. More than 30 U.S. fabricators currently manufacture various tracker components. We have prioritized geographic location as a key criterion for U.S. fabricator selection, resulting in a regionally distributed network of manufacturing facilities that are often co-located with or near U.S. mills where steel is melted, processed and coated domestically. This minimizes material handling costs between production steps while reducing transportation costs and delivery times to regional customer project sites.
Monitoring and control of our global supply chain is accomplished through our internal enterprise resource planning (“ERP”) system. Additionally, we have invested in solutions to further enhance real-time tracking through business systems and business intelligence tools providing visibility into supply chain key performance indicators and enabling rapid response in case of any deviations. Along with these systems, we also have a dedicated team focused on environmental, trade compliance and other external risks to plan for potential risks and develop strategies to mitigate them. We utilize an internal demand forecasting process to promote sound decisions around capacity development and supplier diversification over the appropriate time horizons. Our regular suppliers typically enter into a “Global Business Agreement” with us, providing contractual parameters to right-size their inventory of finished and semi-finished goods and facilitate on-time deliveries.
To reduce material movement and inventory, we prioritize drop-shipping all components manufactured by our vendors directly to customer sites. This allows us to minimize warehousing of finished goods inventories, which are used mainly for contingency purposes and warranty replacements. We lease approximately 300,000 square feet of warehouse space across various global facilities, including California, Nevada, Brazil, China and India.
Competition
Our solutions are specialized products that are specific to the solar industry. The expertise required to design trackers and customers’ reluctance to purchase products from new entrants with a limited history has resulted in a bifurcation of providers based on their track record with major customers. Our principal competitors are Arctech Solar, Array Technologies, GameChange Solar, PV Hardware, Shoals Technologies Group and TrinaSolar Co., Ltd. We also compete with smaller market participants in various geographies. From time to time, we compete indirectly with manufacturers of fixed-tilt systems in certain emerging markets.
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
Environmental, Social and Governance (ESG)
Our commitment to ESG is consistent with Nextpower’s mission and vision.
Nextpower is committed to fostering, cultivating and preserving a merit-based culture where employees thrive. We work together in an open, collaborative environment that offers autonomy and flexibility, engages employees intellectually, and allows for camaraderie and team building.
The Nominating, Governance and Public Responsibility Committee (“NGPRC”) of our Board of Directors oversees our ESG strategy and the ESG Executive Sponsor provides periodic updates to the NGPRC on progress. In addition, we maintain an ESG Executive Council and a cross-functional ESG Steering Committee, led by the ESG Director, to drive our sustainability strategy and initiatives. Our ESG team meets regularly with the executive leadership team, executive council, and the ESG steering committee to review our strategy, program and progress.
In fiscal year 2026, we issued our second sustainability report that included our response to the Sustainability Accounting Standards Board (SASB) standard for the Electrical & Electronic Equipment industry, as well as our first report in reference to the Global Reporting Initiative (GRI) and the Task Force on Climate-related Financial Disclosures (TCFD). We also reflected our alignment to the United Nations Sustainable Development Goals (UN SDGs) in each section of the sustainability report.
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
Human capital
As of March 31, 2026, we had approximately 1,993 full-time employees. Our employees span eight offices globally, including over 578 employees in technical, development or engineering roles. We frequently hire sales, engineering, operational and corporate support staff in countries outside the U.S. in order to better and more efficiently support our regional customers’ solar projects and supply chain activities. As of March 31, 2026, approximately 48% of our employees were based in the U.S., approximately 27% of our employees were based in India and the remainder of our employees were based in other international offices. To a lesser extent, we also use contract workers retained through third-party agencies.
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
Fair wages and benefits
Our total rewards packages are designed to be competitive in the markets in which we operate and are linked to company results and employee performance. We are subject to certain domestic and foreign employment laws regarding wage and benefit requirements. In addition, all of our employees in Spain and Brazil, which together represented approximately 15% of our workforce as of March 31, 2026, are covered by local collective bargaining agreements.
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
Corporate Information
Our principal executive offices are located at 6200 Paseo Padre Parkway, Fremont, California 94555 and our telephone number is (510) 270-2500. Our website address is www.nextpower.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

Governance
We have a publicly available code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code is available on the governance section of our investor relations website.
Available Information
We are required to file annual, quarterly and current reports and other information with the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://investors.nextpower.com/financials/sec-filings, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our website, the SEC’s website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K.
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
•Changes in the global trade environment, including the imposition of tariffs, other import duties and trade restrictions, could adversely affect our business growth and the amount or timing of our revenues, results of operations or cash flows.
•Future acquisitions, strategic investments, strategic transactions, partnerships, joint ventures or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.
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
•Our contracts may be canceled, suspended, delayed or not renewed, and we may be unable to replace such business on comparable terms, which could have a material adverse effect on our business, financial condition and results of operations.
•An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.
•We are dependent on a relatively small number of customers for our sales. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations and cash flows.
•Defects, performance problems or vulnerabilities in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from our products.
•Cybersecurity or other data security incidents could materially disrupt our operations, compromise sensitive information, and adversely affect our financial performance and reputation.
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
•The development and use of artificial intelligence in our business introduces risks that could adversely affect our operations, financial condition, and reputation.
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
Our future success depends on continued demand for utility-scale solar energy. Solar energy is a rapidly evolving and competitive market that has experienced substantial changes in recent years, and we cannot be certain that EPCs, developers, owners and operators of solar projects will remain active in the market or that new potential customers will pursue solar energy as an energy source at levels sufficient to grow our business. The demand for solar energy, and in turn, our products, may be affected by many factors outside of our control, including:
•availability, scale and scope of government subsidies, government and tax incentives and financing sources to support the development and commercialization of solar energy solutions, including the timing, interpretation and implementation of such programs;
•levels of investment by project developers and owners of solar energy products, which tend to decrease when economic growth slows or capital becomes more expensive or less available;
•the emergence, continuance or success of, or increased government support for, other alternative or conventional energy generation technologies and products;
•local, state and federal permitting and other regulatory requirements related to environmental, land use and transmission issues, each of which can significantly impact the feasibility and timelines for solar projects and may result in delays, increased costs or project cancellations;
•technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid;
•the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips;
•regional, national or global macroeconomic trends, including further increased interest rates, inflation or a reduction in the availability of tax equity or project debt financing, which could make it difficult for project developers and owners to finance the cost of a solar energy system and new projects; and
•shifts in electricity demand, including those with the rapid expansion of data centers and other energy-intensive facilities, which may affect the timing, scale or economics of solar development or the competitiveness of solar energy relative to other generation technologies.
If demand for solar energy fails to continue to grow, demand for our products will plateau or decrease, which would have an adverse impact on our ability to increase our revenue and grow our business. In addition, demand may be volatile and subject to regional or project-specific fluctuations, which may make it difficult to forecast our operating results. If we are not able to mitigate these risks and overcome these difficulties successfully, our business, financial condition and results of operations could be materially and adversely affected.
Competitive pressures within our industry may harm our business, results of operations, financial condition and prospects.
We face intense competition from a large number of solar tracker companies in nearly all of the markets in which we compete. The solar tracker industry is currently fragmented and competition may increase further as the industry evolves or consolidates. This may result in price competition, including downward pressure on pricing, which could adversely affect our revenue and margins. In addition, as we expand our product offerings and offer additional technologies and services, the size and number of competitors will continue to increase.
Some of our competitors are developing or are currently manufacturing products based on different solar power technologies that may ultimately have costs similar to or lower than our projected costs. In addition, some of our competitors have or may in the future have lower costs of goods sold, lower operating costs, greater name and brand recognition in specific markets in which we compete or intend to sell our products, greater market shares, access to larger customer bases, greater resources and significantly greater economies of scale than we do. Additionally, new competitors may enter our market as a result of, among other factors, lower research and development costs, reduced barriers to entry or the availability of government incentives or financing.
We may also face adverse competitive effects from other participants in the solar industry. For example, the price for solar panels has experienced significant declines in several markets globally in recent periods. Substantial pricing declines for panels can make the returns on investment for tracker technology less competitive in comparison to fixed tilt racking systems. In addition, other risks include EPCs subjecting their subcontractors who compete for their business, such as us, to contractual clauses that carry higher contractual risk to us, such as “pay if paid” clauses that require an EPC to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others, which could increase our risk exposure, reduce our margins or adversely affect our cash flows.
In addition, part of our strategy is to continue to grow our revenues from international markets. Any new geographic market could have different characteristics from the markets in which we currently sell products, and our ability to compete in such markets will depend on our ability to adapt properly to these differences, including local regulatory requirements, customer preferences, competitive dynamics, currency fluctuations and geopolitical considerations. We may also face competition from lower cost providers in any new markets we enter, which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive. Any of these factors could have a material adverse effect on our business, results of operations, financial condition, and prospects.
We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than solar energy solutions.
We face significant competition from providers of conventional and other renewable energy alternatives such as coal, nuclear, natural gas and wind, as well as emerging technologies such as energy storage and hybrid generation solutions. We compete with conventional energy sources primarily based on price, predictability of price and energy availability, environmental considerations and the ease with which customers can use electricity generated by solar energy projects. If solar energy systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.
Conventional energy sources generally have substantially greater financial, technical, operational and other resources than solar energy sources, and as a result may be able to devote more resources to research, development, promotion and product sales or respond more quickly to evolving industry standards and changes in market conditions than solar energy systems. Conventional and other renewable energy sources may be better suited than solar for certain locations or customer requirements and may also offer other value-added products or services that could help them compete with solar energy sources. In addition, conventional generation technologies, particularly those using fossil fuels, may in certain markets be able to produce electricity at a lower cost than solar, particularly where fuel costs are low or subsidized. Non-renewable generation is typically available for dispatch at any time, as it is not dependent on the availability of intermittent resources such as sunlight, which may make such generation more attractive to certain customers or grid operators, particularly in markets that do not adequately compensate for intermittency or capacity attributes.

In addition, advancements in competing technologies, including improvements in energy storage, grid infrastructure or alternative renewable generation sources, could reduce the relative advantages of solar energy or alter customer preferences. The cost-effectiveness, performance and reliability of solar energy products and services, compared to conventional and other renewable energy sources, could materially and adversely affect the demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.
Many of our products are used in large-scale projects, which generally require a significant amount of planning and preparation and which have been and can be delayed and rescheduled for a number of reasons, including customer or partner labor availability, difficulties in complying with environmental and other government regulations or obtaining permits, interconnection delays, financing issues, changes in project priorities, additional time required to acquire rights-of-way or property rights, unanticipated soil conditions, or health-related shutdowns or other work stoppages. These delays have in the past resulted in and may in the future result in unplanned downtime, increased costs and inefficiencies in our operations, and increased levels of excess inventory.
Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because we recognize revenue on projects as legal title to equipment is transferred from us to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly fluctuations in the past as a result of a variety of factors, including fluctuations in our customers’ businesses, changes in local and global market trends, fluctuations in economic, political, financial, industry and market conditions, regulatory or policy changes causing customers to delay, change or abandon their projects, as well as seasonal weather-related disruptions. For example, our customers’ ability to install solar energy systems is affected by weather, such as during the winter months. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.
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
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote solar electricity in the form of tax credits, rebates, subsidies and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These reductions, eliminations or expirations could occur without warning. Any changes to the existing framework of these incentives could cause fluctuations in our results of operations and create uncertainty in customer demand and project timing.
The Inflation Reduction Act of 2022 (the “IRA”) made significant changes to the federal income tax credits available to solar energy projects, including the ITC under Section 48 of the U.S. Internal Revenue Code (“IRC”) for certain energy projects. As a result of changes made by the IRA, United States taxpayers may be entitled to a 30% tax credit under the ITC (now Section 48E), for certain qualifying projects and increased further to 40% for projects that satisfy certain "domestic content" requirements. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC (and its successor under

Section 48E commonly referred to as a “tech neutral” credit that became effective January 1, 2025) has changed in the past and is subject to change in the future. The IRA also introduced a per-unit tax credit (the “Section 45X Credit” or “45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to the Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
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
The Section 45X Credit amount will be reduced each year by 25% starting in 2030 and end after 2032. Our eligible U.S. manufacturing suppliers avail themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and structural fasteners. Beginning in calendar year 2025, in certain circumstances, we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the Section 45X Treasury regulations.
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
On January 7, 2025, the U.S. Treasury Department and the IRS released final Treasury regulations which were published in the Federal Register on January 15, 2025 regarding the Section 45Y Credit and Section 48E with respect to certain qualified facilities and/or energy storage technology claiming such tax credits.
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E, and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar facilities. For example, whereas under the IRA, Section 48E and

45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 to utilize a continuity safe harbor that permits solar projects to be placed in service within four calendar years following the calendar year in which the project began construction for tax credit eligibility. Alternatively, solar projects that begin construction after July 4, 2026 must be placed in service by December 31, 2027 to qualify for the Section 48E and 45Y credits. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time.
Additionally, on July 7, 2025 President Trump issued an Executive Order directing the Secretary of the Treasury to take measures to strictly enforce the termination of the Sections 48E and 45Y credits for wind and solar facilities. The Executive Order specifically directs the Secretary of the Treasury to issue new restrictions concerning “beginning of construction” requirements that appear in many provisions of the OBBBA and which govern eligibility for these tax credits. The Executive Order targets “safe harbor” practices in which our customers seek to establish that their projects have begun construction by the relevant deadline (and therefore qualify for the tax credit) by incurring 5% or more of applicable project costs. Treasury guidance required by this Executive Order was issued on August 22, 2025 in the form of IRS Notice 2025-42. Under this guidance the 5% safe harbor was eliminated effective September 2, 2025 and additional requirements were imposed on solar projects for purposes of demonstrating both the start of physical construction and continuous physical construction thereafter. Such requirements may diminish our customers’ ability to qualify their projects for Section 48E or 45Y tax credits, which in turn could reduce demand for our products and materially harm our business and results of operations.
In addition, the OBBBA introduced certain “foreign entity of concern” (“FEOC”) restrictions relating to prohibited foreign entities on owners of qualified facilities claiming such Section 48E and 45Y tax credits, as well as on manufacturers of components that otherwise qualify for the Section 45X credit. Under these rules, a “prohibited foreign entity” includes a “specified foreign entity” or “foreign influenced entity”, and in general means that certain entities (governments or companies) that are under the ownership, control, or influence of deemed foreign adversaries, such as China, are ineligible for such tax credits. Under the OBBBA a taxpayer must comply with the FEOC rules applicable to a tax credit in order to qualify for such tax credit. The FEOC restrictions apply to Sections 45X, 48E and 45Y in somewhat different ways. However, these rules generally require that Nextpower evaluate its ownership, the ownership of certain members of its supply chain partners, any rights regarding the ability to appoint board members and executives of Nextpower and its supply chain partners, certain payments made by Nextpower and its supply chain partners, and certain contractual arrangements entered into by Nextpower and its supply chain partners with other parties. On February 12, 2026, the U.S. Treasury Department issued interim guidance under Notice 2026-15 regarding material assistance tests related to prohibited foreign entities, and requested public comment. Additional Treasury guidance and/or regulations implementing the FEOC provisions of the OBBBA are pending and may alter current interpretations of the restrictions.
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
In RENEW Northeast et al. v. U.S. Department of Interior et al., renewable energy industry groups filed an action in December 2025 alleging that several federal agency actions targeted wind and solar development, slowing or blocking renewable energy permitting in violation of the Administrative Procedure Act. In April 2026, the District Court of Massachusetts found irreparable harm as plaintiffs showed imminent economic injuries, including permitting delays, increased compliance costs, disruption to existing investments, and project-related harms. The court held that the balance of equities and public interest favored relief, due to the asserted harms to renewable energy development, the grid, and the environment outweighed the agencies’ interest in continuing policies the court found likely unlawful. The injunction may reduce some immediate permitting barriers for covered entities, but it does not eliminate regulatory uncertainty as the case remains pending, the ruling is subject to appeal, and the agencies may pursue alternative actions.
These or similar actions by the U.S. Administration could materially reduce the number of future solar projects and/or delay the timing of projects or result in cancellations of planned or in-process projects and could have a material adverse impact on our business, financial condition and results of operations.

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
In recent years, imposition and withdrawal of import tariffs have been erratic and unpredictable. On February 20, 2026, the U.S. Supreme Court ruled that import tariffs imposed by President Trump purportedly under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. As a result, it is expected that the U.S. government will refund with interest most or all of the IEEPA tariffs, although the timing and precise coverage of those tariff refunds remains uncertain.
Effective February 24, 2026, President Trump imposed a 10% tariff on most goods under Section 122 of the Trade Act of 1974 (“Section 122 Tariffs”). The Section 122 Tariffs generally apply uniformly against U.S. imports from all countries, but do not apply to imports of products that qualify for preferential treatment under the United States – Mexico – Canada Agreement (USMCA) or to imports of certain products that are ordinarily unrelated to solar energy projects.
There currently are Section 232 tariffs on imports of steel, aluminum and copper products, including certain derivative products, imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). Effective April 6, 2026, the Administration revised the Section 232 framework, including by applying different tariff rates depending on product category, metal content, and whether U.S.-origin metals are used in foreign-manufactured products. Certain products may qualify for reduced rates or exemptions, while others remain subject to significant tariff exposure. Section 232 tariffs are not additive to the Section 122 Tariffs. Although the April 6, 2026 revisions reduced our tariff exposure for certain imported components, Section 232 tariffs continue to affect our costs and gross margins and could result in interruptions in the steel, aluminum or copper supply chains.
There are also tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974 (“Section 301”). At present, Section 301 tariffs are 50% on Chinese crystalline solar photovoltaic (“CSPV”) cells and modules, 25% on Chinese steel products, 25% on Chinese parts of lead-acid storage batteries (including separators thereof) and 25% on Chinese lithium-ion non-EV batteries. These Section 301 tariffs are additive to Section 122 Tariffs.
In addition, the U.S. Administration has indicated that new Section 301 tariffs may be implemented in the coming months following investigations covering a broad range of countries, including major sourcing markets. The timing, rates, country coverage, product coverage and interaction with other tariffs remain uncertain. If implemented, these tariffs could increase our costs, reduce our gross margins, adversely affect sourcing and pricing decisions, and otherwise adversely affect our business, financial condition, results of operations and cash flows.
Nextpower products include proprietary CSPV modules that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Such CSPV modules , if sourced from China, are impacted by Section 301 tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
Under an August 2023 “circumvention” determination by the U.S. Department of Commerce (“Commerce”), CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using certain Chinese components and entered into the United States on or after April 1, 2022 are subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China (“Solar Circumvention Determination”). AD/CVD cash deposit rates for imported CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the modules.
Certain cells and modules were exempted from the AD/CVD cash deposits and duties otherwise required by the Solar Circumvention Determination. Importers were generally required to file certain certifications in order to claim the exemptions. Since April 2022, Nextpower has imported proprietary CSPV smart modules from Malaysia and Thailand that provide off-grid power to our controllers. Nextpower submitted certifications for the modules to claim exemptions from any AD/CVD cash deposit or duty requirements imposed by the Solar Circumvention Determination, but Nextpower did not strictly follow all the certification procedures for a number of these entries. One of the exemptions claimed by Nextpower also is subject to a pending court challenge.
If the U.S. courts strike down one of the exemptions Nextpower relied upon or Nextpower’s certifications are found to be invalid, Nextpower could be required to pay AD/CVD amounts with respect to the applicable entries of the modules. To mitigate the AD/CVD duty risk, Nextpower has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextpower. To further mitigate the risk of possible invalidation of one of the exemptions relied upon by Nextpower and/or the potential procedural certification deficiencies, Nextpower filed a request for a changed circumstances review with Commerce, seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China. In December 2025, Commerce issued the final results of the changed circumstances review and granted an exclusion for Nextpower’s off-grid smart CSPV modules for purposes of the CVD order on CSPV cells and modules from China, retroactive to January 1, 2022, and also for purposes of the AD order on CSPV cells and modules from China, retroactive to December 1, 2022. Following Commerce’s final grant of the retroactive exclusion, the potential AD/CVD duty liability, if any, with respect to such at risk entries has been substantially reduced but remains unknown. The outcome of the litigation challenging the duty exemption and CBP’s treatment of Nextpower’s certifications remains unclear.
CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam that are not covered by the Solar Circumvention Determination that are not covered by the Solar Circumvention Determination are subject to AD/CVD orders. AD/CVD cash deposit rates for imports of CSPV modules covered by the AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 3,000% of the entered value of the imported merchandise.
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. On February 26, 2026, Commerce published affirmative preliminary CVD determinations in the investigations and imposed significant CVD cash deposit rates. Commerce subsequently issued an affirmative preliminary antidumping determination covering CSPV cells and modules from those countries. The preliminary determinations may require additional cash deposits, and certain findings could result in retroactive duty liability. Although we have taken steps to mitigate potential exposure through supply chain adjustments, any AD/CVD cash deposits, retroactive assessments, final determinations or changes in sourcing availability could adversely affect our costs, supply chain flexibility, project timing and results of operations.
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
Additionally, existing or future tariffs and CBP detentions of solar modules may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of, among other things, mitigating the effect of AD/CVD duties and steel tariffs on our business, we may not be able to do so broadly or on attractive terms.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
Future acquisitions, strategic investments, strategic transactions, partnerships, joint ventures or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, Bentek, OnSight, Origami and other recent acquisitions. We have also entered into, and may in the future enter into, joint ventures or similar strategic arrangements, such as our Nextpower Arabia joint venture. Our ability as an organization to acquire and integrate other companies, services or technologies, and to structure, negotiate and manage joint ventures and other strategic arrangements, in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates or joint venture partners, and we may not be able to complete such acquisitions or joint ventures on favorable terms, if at all. When we complete acquisitions or enter into joint ventures, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions or joint ventures we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, joint venture partner, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. Joint ventures involve unique risks, including our potential inability to control the operations, strategies or financial decisions of our joint venture partners, the potential for our partners to have economic or business interests inconsistent with our own, the possibility that we may be responsible to joint venture partners for indemnifiable losses and the risk that our partners may be unable or unwilling to fulfill their obligations under the relevant joint venture agreements. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, or at managing our joint ventures effectively, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or the capabilities of joint venture partner, or accurately forecast the financial impact of an acquisition or joint venture transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, or to fund our obligations under any joint venture arrangements each of which could adversely affect our business, financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions or joint ventures could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.
We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers, in certain cases on an exclusive or sole-source basis, makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. As we expand our product offerings, the complexity of our supply chain could increase, exposing us to additional problems or disruptions. Any shortages of components or raw materials for these products could affect our ability to timely deliver our products to our customers, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
For example, our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, the prices that we charge customers for our products may increase, which may decrease demand for our products. Conversely, if steel prices decline, customers may demand lower prices and our competitors’ responses to those demands could result in lower sale prices or lower sales volume and, consequently, negatively affect our profitability. A significant portion of the steel used to produce our products is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, global steel capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties, tariffs and foreign currency exchange rates. The volatility in the availability and cost of steel may impact our business. Imports of China-origin steel currently are subject to significant tariffs and trade restrictions, including reciprocal tariffs and Section 301 tariffs, which materially increase the cost of such imports. Imports of steel and many steel derivative products from other countries are subject to tariffs and other trade measures (with limited exceptions for certain countries). Accordingly, ongoing trade disputes, unpredictable tariff policies and uncertainty with respect to the potential for such policy changes may increase procurement costs or restrict access to necessary materials for our products, like steel, potentially leading to disruptions with our suppliers or in our supply chain. We continue to evaluate the potential impact of the imposition of such tariffs and trade restrictions to our business and financial condition, but we expect that these tariffs will significantly increase our costs.
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes or at sufficiently high-quality levels or to renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. In certain cases, identifying, qualifying and transitioning to alternative suppliers may require engineering validation, testing or customer approval, which can take time and may not be feasible within project schedules. In addition, we may enter into exclusive arrangements which prohibit or limit our ability to use alternative suppliers. In some cases, we may rely on a limited number of suppliers, or single-source suppliers, for certain components, which may increase our exposure to supply disruptions. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the production cost of our products or reduce or delay our ability to perform under our contracts and could thereby adversely affect our business, financial condition and results of operations.
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

Further, disruption in our supply chain and transportation channels, including changes by carriers and transportation companies relating to delivery schedules, shortages in available cargo capacity or labor availability, payment terms and frequency of service and pricing as well as cargo ship incidents, shipping channel disruptions or work stoppages or strikes could impact our ability to timely deliver our products to our customers or increase delivery costs. For example, in the recent past we have seen many shipping companies pause or reroute shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, causing rerouting of commercial vessels. Similarly, the U.S.-Iran war has resulted in a cessation or substantial curtailment of shipments through the Strait of Hormuz. As a result, we have and may continue to experience increased costs and delivery delays. Geopolitical tensions, armed conflicts, trade restrictions or other global events may further exacerbate these risks.
Economic, political and market conditions can adversely affect our business, financial condition and results of operations.
Macroeconomic developments, such as the global or regional economic effects resulting from political tensions between the U.S. and Europe, the Ukraine-Russian war, and U.S.-Iran war (including the disruption of transporting goods through the Suez Canal and the Strait of Hormuz), further increases in inflation and related economic policy responses, evolving trade policies or trade wars, extended U.S. federal government shutdowns, or the occurrence of similar events that lead to uncertainty or instability in economic, political or market conditions, could have a material adverse effect on our business, financial condition and results of operations.
Local political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they affect geographies in which we do business or obtain our components. Local conflicts, such as the Ukraine-Russian war or the U.S.-Iran war, could also have a significant adverse impact on regional or global macroeconomic conditions, give rise to regional instability or result in heightened economic tariffs, sanctions and import-export restrictions in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions, delays or restrict our ability to conduct business with certain suppliers. Additionally, such conflicts or sanctions may significantly devalue various global currencies and have a negative impact on economies in geographies in which we do business, which may in turn adversely affect our revenues, costs and margins.
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
Adverse macroeconomic conditions, including slow growth or recession, high unemployment, labor shortages, ongoing or increasing inflation, tighter credit, higher interest rates and currency fluctuations, or the perception that adverse macroeconomic conditions may occur or persist, may cause current or potential customers to reduce or eliminate their budgets and spending, which could cause customers to delay, decrease or cancel projects with us. In addition, such conditions may increase our costs, reduce our ability to forecast demand and operating results, and adversely affect our liquidity or access to capital.
If we do not maintain environmental, social and governance (“ESG”) practices and disclosures that meet the expectations of customers, regulators, employees, and investors, our relationships with these stakeholders could suffer, which could adversely affect our business and financial results.
Many governments, customers, investors and employees have enhanced their focus on ESG practices and disclosures, and expectations in this area are rapidly evolving and in some cases may be inconsistent or conflicting. Failure to adequately maintain ESG practices that meet diverse stakeholder expectations may result in an inability to attract customers, loss of business, diluted market valuation, and an inability to attract and retain top talent. In addition, standards, processes and governmental requirements for disclosing sustainability metrics have frequently changed in recent years, resulting in changes in the data that we must collect or disclose about our ESG practices, and could result in significant revisions to our sustainability commitments or our ability to achieve them. As governments impose greenhouse gas emission reporting requirements and other ESG-related laws, we are subject to at least some of these rules and concomitant regulatory risk exposure. ESG compliance and reporting could be costly, and we could be at a disadvantage compared to companies that do not have similar reporting requirements.

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
In addition, although the SEC’s 2024 rule requiring extensive climate-related disclosures has been voluntarily stayed, we are still subject to other laws regarding climate-related disclosures in other jurisdictions. For example, in October 2023, California enacted climate disclosure laws that may require companies such as ours to report on greenhouse gas emissions and climate-related financial risks. Similarly, we may be subject to the requirements of the EU Corporate Sustainability Reporting Directive (and its implementing laws and regulations) and other EU and EU member state regulations, or disclosure requirements on various sustainability topics. These requirements vary across jurisdictions, and may result in increased complexity and cost, to achieve compliance, including the need to implement new systems processes and controls. Furthermore, industry and market practices continue to evolve, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers, which could result in higher associated compliance costs and penalties for failure to comply with applicable laws and regulations. In addition, if our ESG disclosures are perceived to be inaccurate, misleading or not aligned with evolving standards, we could be subject to reputational harm, regulatory scrutiny or litigation. Our ability to collect, validate and report ESG data may also be limited by the availability and reliability of information from third parties, including our suppliers.
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
In addition, our operations and facilities and those of the third parties on which we rely are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, cybersecurity attacks and other data security incidents, labor disputes, including labor shortages, public health issues, including pandemics and epidemics, and other events beyond our and their control. Any damage and disruption in any locations in which we have offices or in which our customers or suppliers operate, which are caused by severe weather events (such as extreme cold weather, hail, hurricanes, tornadoes and heavy snowfall), seismic activity, fires, tsunamis, floods and other natural disasters or catastrophic events could result in a delay or even a complete cessation of our worldwide or regional operations and could cause severe damage to our products and equipment used in our solar projects. Global climate change is increasing the frequency and intensity of certain types of severe weather events. Even if our tracker products and other products and technologies are not damaged, severe weather, natural disasters and catastrophic events may cause damage to the solar panels that are mounted to our tracker products, which could result in decreased demand for our products, loss of customers and the withdrawal of coverage for solar panels and solar tracking systems by insurance companies. Any of these events would negatively impact our ability to deliver our products and services to our customers and could result in reduced demand for our products and services, and any damage to our products and equipment used for our solar projects could result in large warranty claims which could, individually or in the aggregate, exceed the amount of insurance available to us or may not be covered by insurance at all. Further, our insurance coverage may become more limited or more expensive over time due to increased climate-related risks. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Third party technology system limitations or failures could harm our business.
Our business depends, in part, on the integrity and performance of the technology systems supporting our products and services. Our products and services operate in conjunction with, and we are dependent upon, third-party systems, products, services, solutions and components, including third-party cloud providers. If new systems fail to operate as intended or our existing systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. We could experience a systems failure due to, among other things, human error by our employees, contractors or vendors, electrical or telecommunications failures or disruptions, including third-party cloud disruptions, hardware or software failures or defects, cyberattacks, sabotage or similar unexpected events. High-profile outages involving third-party cloud providers have caused widespread disruptions to their customers’ operations. If one of our third-party cloud providers experience a similar outage, our products and services could be disrupted. Additionally, there have been and may continue to be attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our products and services and to the networks or the systems of third parties that support our products and services or the compromise, loss or corruption of data. Our ability to monitor, remediate or recover from incidents involving third-party providers may be limited, and such providers may not meet our security or service expectations. Any such issue that causes an interruption in our products and services, decreases the responsiveness of our products and services or otherwise affects our products and services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. This includes emerging laws and regulations related to artificial intelligence (AI), cybersecurity, privacy and data protection, which may impose new compliance obligations on our operations, including requirements relating to data collection, storage, use, security and governance. These laws may be complex, evolving and, in some cases, inconsistent across jurisdictions, increasing the cost and complexity of compliance. In particular, economic sanctions and changes to export and import control requirements may impact our ability to sell and support our products and services in certain jurisdictions. If we were to fail to comply with export controls laws and regulations, U.S. economic sanctions or other similar laws, including restrictions from the international community, or conflict mineral regulations, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges.
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
Our reported backlog reflects expected future revenue from executed contracts, purchase orders and other customer commitments. Backlog can be subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. Because backlog is inherently uncertain and subject to change, the contracts comprising our backlog may not result in actual revenue in any particular period or at all due to a variety of reasons including project cancellations, suspensions, delays, scope reductions, failure to execute anticipated supply agreements under framework or volume commitment arrangements, or the failure of projects to proceed to completion. The actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In addition, our ability to convert backlog into revenue may be adversely affected by the financial condition or creditworthiness of our customers and counterparties, which could result in delayed payments, order reductions, or cancellations. Cancellation of or adjustments to contracts have occurred in the past and may occur in the future.
If a significant number of our contracts or orders are canceled, suspended, delayed, reduced in scope, or not renewed or replaced, or if anticipated volumes under framework or volume commitment arrangements are not realized, the actual revenue we receive may be materially less than our backlog estimates, which could have a material adverse effect on our business, financial condition and results of operations. The failure to realize any or all amounts in our backlog could adversely affect our future revenue and gross margins. As a result, our backlog as of any particular date may not be an accurate indicator of our future financial performance.

Our contracts may be canceled, suspended, delayed or not renewed, and we may be unable to replace such business on comparable terms, which could have a material adverse effect on our business, financial condition and results of operations.
Our customers, which include project owners, developers and engineering, procurement and construction (“EPC”) contractors, have in the past and may in the future cancel, suspend, delay or reduce the number or size of projects for which they procure our products and services for a variety of reasons, including capital constraints, changes in project economics, supply chain considerations, evolving market conditions, or an inability to obtain permits, financing or regulatory approvals. In addition, many of our contracts, purchase orders and framework or supply agreements may permit our customers to cancel or suspend orders, including for convenience, sometimes on relatively short notice and, in certain cases, with limited compensation beyond amounts payable for products delivered or costs incurred.

In certain cases, our customers enter into framework arrangements or volume commitments with us that contemplate the future execution of project-specific supply agreements or purchase orders. These arrangements may not result in binding orders for the full anticipated volumes, and customers may reduce or fail to fulfill such commitments. As a result, we may not realize the level of business or revenue contemplated at the time such arrangements are entered into. Furthermore, our customers may elect to source products from alternative suppliers, develop in-house capabilities, or pursue different technologies or system designs, including as a result of cost pressures, technological changes, domestic content requirements or other regulatory or commercial considerations. As a result, the demand for our products and services from existing or prospective customers may be reduced or may not materialize as expected.
While our contracts may provide for certain protections, including deposits, cancellation fees, or payment for work performed or costs incurred prior to cancellation, such protections may not fully compensate us for the loss of anticipated revenues or margins associated with canceled, suspended or delayed projects. In addition, the timing of customer decisions to cancel, suspend or delay projects may occur after we have made commitments to procure materials, allocate manufacturing capacity or incur other costs, which may not be fully recoverable.
An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy system and could reduce the demand for our products.
Many solar project owners depend on financing to fund the initial capital expenditure required to construct a solar energy project. As a result, an increase in interest rates, or a reduction in the supply of project debt or tax equity financing, could reduce the number of solar projects that receive financing or otherwise make it difficult for project owners to secure the financing necessary to construct a solar energy project on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our sales. In addition, increased financing costs may delay project development timelines or reduce the size or scope of projects. In addition, we believe that a significant percentage of project owners construct solar energy projects as an investment, funding a significant portion of the initial capital expenditure with financing from third parties. An increase in interest rates could lower an investor’s return on investment on a solar energy project, increase equity requirements or make alternative investments more attractive relative to solar energy projects, and, in each case, could cause these project owners to seek alternative investments or defer or cancel planned projects.
We are dependent on a relatively small number of customers for our sales. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment, could harm our business and negatively impact our revenue, results of operations and cash flows.
We are dependent on a relatively small number of customers for our sales, and a small group of customers have historically accounted for a material portion of our revenue.The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2026, the last day of our fiscal year, our largest customer constituted less than 10% of our total trade accounts receivable and contract assets balances. Accordingly, a loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.

Defects, performance problems or vulnerabilities in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from our products.
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, vulnerabilities or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties or integration issues with third-party components, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, vulnerabilities or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in customer service and support costs, litigation from our customers and related liability, including indemnity obligations, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Cybersecurity or other data security incidents could materially disrupt our operations, compromise sensitive information, and adversely affect our financial performance and reputation.
We rely extensively on interconnected information technology systems, cloud-based infrastructure, and operational technology to support our manufacturing processes, field operations, customer-facing platforms, and internal business functions. These systems process, store, and transmit sensitive information, including proprietary, confidential, operational, and personal data.
We, our customers, and the third parties on which we depend are subject to persistent and increasingly sophisticated cybersecurity threats. These threats include ransomware, business interruption, data theft, social engineering, phishing, credential harvesting, impersonation, insider threats, denial-of-service attacks, supply chain compromises, and the exploitation of software, firmware, and configuration vulnerabilities. Threat actors include criminal organizations, nation-state actors, insiders, and other malicious parties, and such threats may arise from external attacks, third-party failures, human error, or system design or implementation flaws. These threats and techniques continue to evolve rapidly, may not be detected in a timely manner or at all, and may increase in frequency, speed, scale, and complexity as malicious actors leverage artificial intelligence and other emerging technologies. Advances in artificial intelligence may compress the time between vulnerability identification and exploitation, increasing the volume of threats that must be identified and remediated.
The high volume and persistence of attempted attacks increases the likelihood that a successful cybersecurity or data security incident could occur. Because our systems support global operations, manufacturing activities, field infrastructure, and customer environments, a successful cybersecurity or other data security incident affecting us or a third party on which we rely could disrupt operations, delay product delivery, degrade system performance, result in loss or corruption of data, expose sensitive information, compromise intellectual property, and lead to remediation costs, regulatory investigations, litigation, contractual disputes, penalties, and reputational harm. The energy, manufacturing, and critical infrastructure sectors remain attractive targets, and our supply chain and service provider dependencies may increase our exposure to systemic risk.
We assess cybersecurity risks, including those arising from third-party dependencies, for their potential to materially affect our business, financial condition, and results of operations. We maintain a cybersecurity program that includes governance, layered technical and administrative controls, continuous monitoring, incident response procedures, employee awareness training, vulnerability management, and third-party risk assessment processes. We regularly evaluate and enhance our security posture, and we may identify vulnerabilities in our products, systems, or processes that require remediation or other mitigation measures. However, no program, control environment, or set of measures can eliminate all risk, and we may not be able to anticipate, prevent, detect, investigate, contain, or remediate all threats or incidents in a timely manner.
We depend on a range of third-party service providers, suppliers, software providers, and cloud vendors, and we have limited visibility into and control over their cybersecurity practices. While we perform diligence and impose contractual requirements on certain key providers, those measures may not be sufficient to prevent or mitigate all risks. A cybersecurity or other data security incident involving a third party could adversely affect our operations, expose data that we share with or that is processed by such third party, and could result in costs, liabilities, or other obligations to us, including where we may be held contractually or otherwise responsible for such incidents.
We maintain cybersecurity insurance coverage; however, such coverage may not be available or sufficient to cover all losses, and the availability, scope, and terms of such coverage may change over time.
Any actual or perceived cybersecurity or other data security incident could harm our reputation, reduce customer confidence, impair our ability to attract and retain customers, and adversely affect our business, financial condition, and results of operations.
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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” elsewhere in this Annual Report on Form 10-K for more information regarding applicable privacy and data protection laws and regulations.
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
Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers’ production lines until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production and logistics costs, and delays. Our ability to maintain product quality may also depend on the performance of our suppliers and contract manufacturers, which may be outside of our direct control. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
Part of our strategy is to continue to grow our revenues from international markets, including entering new geographic markets to expand our current international presence. Our products and services offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to meet region-specific requirements and region-specific customer training, site commissioning, warranty remediation and other technical services. Any of these differences or required changes to our products and services to meet the requirements of local laws and regulations may increase the cost of our products, reduce demand and result in a decrease in our gross margins. We may also face competition from lower cost providers in any new markets we enter which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive.
Any new geographic market could have different characteristics from the markets in which we currently sell products, and our success in such markets will depend on our ability to adapt properly to these differences. These differences may include differing regulatory requirements, including local manufacturing content requirements, tax laws, trade laws, labor regulations, corporate formation laws and requirements, tariffs, export quotas, customs duties or other trade restrictions, limited or unfavorable intellectual property protection, international political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to existing risks, such as fluctuations in the value of foreign currencies, changing tariffs and trade restrictions, and difficulties and increased expenses in complying with U.S. and foreign laws, regulations and trade standards, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), as well as relevant anti-money laundering laws. Our failure to comply with such laws could result in significant penalties, reputational harm and restrictions on our business activities.
Failure to develop new products successfully or to otherwise manage the risks and challenges associated with our continued expansion into new geographic markets could have a material adverse effect on our business, financial condition and results of operations.
The development and use of artificial intelligence in our business introduces risks that could adversely affect our operations, financial condition, and reputation.
We use and expect to increasingly rely on, artificial intelligence technologies, including generative AI, in our products, services, and internal operations. These technologies are rapidly evolving and introduce significant technical, operational, legal, and reputational risks. We assess risks arising from our use of AI, including those associated with third-party tools and service providers, for their potential to materially affect our business, financial condition, and results of operations.
AI systems may produce inaccurate, incomplete, biased, or misleading outputs due to limitations in model design, training data, or system integration. These issues may not be readily detectable and could result in flawed decision-making, operational errors, or unintended outcomes in our products or internal processes. The integration of AI into our products and operations may also introduce risks related to product quality, reliability, and customer expectations, particularly where AI-driven outputs influence system behavior or decision-making. The complexity and non-deterministic nature of many AI systems make them difficult to test, validate, and monitor effectively, and inadequate governance, testing, or oversight could result in errors or harmful outputs that negatively impact our business and reputation.
Advances in artificial intelligence may significantly accelerate the identification and exploitation of vulnerabilities, compressing the time between the introduction of a weakness and potential business impact to significantly shorter timeframes. As a result, we may be required to identify, assess, and remediate vulnerabilities more rapidly and at greater scale than in the past. If we are unable to adapt our security, development, and operational processes to this increased speed and volume, our risk of exposure to cybersecurity or operational incidents may increase.
We also face risks related to the use of third-party AI tools by our employees, contractors, service providers, or partners, including the potential exposure of confidential or proprietary information through external systems. Such use may result in unintended disclosure, loss of intellectual property protections, or incorporation of sensitive information into external training datasets, which could harm our competitive position and business.
In addition, there is legal uncertainty regarding the ownership, enforceability, and potential infringement of intellectual property rights associated with AI systems and their outputs. AI-generated content may not be subject to copyright protection, and the use of third-party data or models may expose us to claims related to intellectual property, privacy, data protection, or other rights. Ongoing litigation and regulatory scrutiny in this area may require us to modify our use of AI technologies or limit certain applications.
The legal and regulatory landscape governing AI is rapidly evolving and uncertain. New or changing laws and regulations, including the European Union’s Artificial Intelligence Act and similar frameworks in other jurisdictions, may impose additional requirements, restrict certain uses of AI, or increase compliance costs. We may be required to modify our products, services, or internal practices to comply with these requirements, and we may not be able to do so in a timely or cost-effective manner.
We also face competitive risks if other companies develop or deploy AI technologies more effectively or more rapidly than we do, which could reduce demand for our products and services.
The development, deployment, and operation of AI systems may require significant investment in technology, infrastructure, and personnel, and may increase our costs. As the use of AI continues to expand, it may introduce new or unanticipated ethical, technical, operational, legal, regulatory, and reputational risks. If we are unable to effectively manage these risks, it could adversely affect our business, financial condition, and results of operations.
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
A significant development in renewable-energy pricing policies in the United States occurred when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”) on July 16, 2020, which FERC upheld on rehearing on November 19, 2020. Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators, including qualifying solar energy facilities, below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts, (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have non-discriminatory market access, thereby removing the requirement for utilities to purchase its output, (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility and (4) that reduce barriers for third parties to challenge PURPA eligibility. These regulatory changes have introduced additional uncertainty and may reduce the availability or attractiveness of PURPA-based project opportunities, including by lowering contract prices or narrowing eligibility for new projects, which could reduce demand for solar energy systems.
FERC is also taking steps to encourage the integration of new forms of generation into the electric grid and remove barriers to grid access, which could have positive impacts on the solar energy industry. For example, on July 28, 2023 FERC issued a final rule, designated as Order No. 2023 and modified in part in March 2024, to reform procedures and agreements that electric transmission providers use to integrate new generating facilities into the existing transmission system.
Transmission providers are now implementing the reforms directed by FERC, which include moving from a serial interconnection queue that processed requests on a first-come, first-served basis to a first-ready, first-served basis. While these reforms are intended to improve the efficiency of interconnection processes, their implementation may result in delays, increased costs, withdrawal of projects from interconnection queues or other unintended consequences. In addition, significant interconnection queue backlogs and transmission constraints may continue to delay or limit the development of new solar projects.
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
The solar industry is characterized by its rapid adoption and application of technological advances. Our competitors may develop technologies more advanced and cost-effective than ours, or broader solar panel design could change resulting in our products no longer being compatible. Additionally, significant developments in alternative technologies, such as advances in other forms of solar tracking systems, foundations, electrical (eBOS) systems, robotics, module frames, or other technologies in our platform, could have a material adverse effect on our business, financial condition and results of operations. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future. If our research and development programs fail to achieve their objectives, or if successful results cannot be translated into scalable commercial processes in a timely manner, our business, results of operations, and financial condition could be materially and adversely affected.
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
In addition to patent protection, we rely heavily on nondisclosure agreements to protect our proprietary information, know-how, technology and trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, technology and trade secrets, including employees, contractors, third-party manufacturers, other suppliers, customers, other stakeholders involved in solar projects, or other business partners or prospective partners. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation or disclosure of our proprietary information, know-how, technology and trade secrets. Our reliance on third-party manufacturers and suppliers may increase the risk of unauthorized use or disclosure of our intellectual property.
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
The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads have failed and may in the future fail to be converted into binding purchase orders at any stage of the bidding process because either (i) a competitors’ product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems or other technologies in our platform. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus into binding purchase orders, our business or results of operations could be materially adversely affected.
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
Our competitors, suppliers, and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services. From time to time we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights and related litigation. Such claims may also arise from the use of third-party components, technologies or services that are integrated into our products.
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
We do not control our manufacturers or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, labor and other laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. If our suppliers, manufacturers, or other partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition and results of operations.
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
The majority of our sales and cash are denominated in U.S. dollars, however we do have certain contracts with third parties that are denominated in, or otherwise affected by, other currencies. Therefore, fluctuations in exchange rates, particularly between the U.S. dollar and the Euro, Indian rupee, Saudi riyal and Brazilian real, may result in foreign exchange gains or losses for us. As a result, we are exposed to fluctuations in these currencies impacting our operating results.
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
We entered into a Tax Receivable Agreement with Nextpower LLC, Yuma, Inc. ("Yuma"), Yuma Subsidiary, Inc. ("Yuma Sub"), TPG Inc. ("TPG") and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (together, the "TPG Affiliates") in connection with our initial public offering ("IPO"). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex Ltd. ("Flex"). The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
Payments under the Tax Receivable Agreement will generally be based on the tax reporting positions that we determine except with respect to the agreed tax treatment provided for in the Tax Receivable Agreement. The Tax Receivable Agreement and a related side letter (the “TRA Side Letter”), which is treated as part of the Tax Receivable Agreement, provide that the parties will treat payments under the Tax Receivable Agreement and TRA Side Letter that are attributable to certain tax benefits from exchanges of LLC common units under the Exchange Agreement and from the purchase of LLC common units from Yuma and TPG (with the net proceeds of the IPO and follow-on) as upward purchase price adjustments to the extent permitted by law and other than amounts treated as interest under the Code. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement, even if the tax benefits underlying such payment are disallowed (although future amounts otherwise payable under the Tax Receivable Agreement may be reduced as a result thereof). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the benefits that we actually realize in respect of the tax attributes subject to the Tax Receivable Agreement.
As a public company, we are subject to financial and other reporting and corporate governance requirements that may be difficult for us to satisfy, have resulted in increased costs and diverted resources and management attention from operating our business.
In February 2023, we became a public company and are now subject to various reporting and corporate governance requirements under the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, (the “Sarbanes-Oxley Act”), the listing standards of Nasdaq and other applicable securities rules and regulations. These requirements continue to impose significant compliance obligations upon us and require us, among other things, to file with the SEC annual and quarterly information and other reports specified under the Exchange Act and SEC regulations, prepare and distribute periodic reports and stockholder communications under the applicable federal securities laws and Nasdaq rules and evaluate and maintain our system of internal control over financial reporting under the Sarbanes-Oxley Act.
Additionally, Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. We are continuing to improve our internal controls over financial reporting; however, if we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline. Further, we have recently acquired a number of businesses and may continue to acquire other businesses, and an acquired company may not have an adequate system of internal controls. As such, we may uncover new deficiencies.
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
We have entered into the New Credit Agreement (as defined in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). The obligations of the borrower and the LLC, under the New Credit Agreement and related loan documents are jointly and severally guaranteed by us and the LLC. To the extent that we incur indebtedness by drawing on our revolving credit facility, our level of indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
We do not intend to pay cash dividends on our common stock in the near term. We currently intend to retain nearly all available funds and any future earnings for use in the operation and expansion of our future businesses and do not anticipate paying any cash dividends in the foreseeable future. Should we decide in the future to pay cash dividends on our common stock, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our subsidiaries. In addition, any future financing agreements may restrict our ability to pay dividends.
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
46

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
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K (the “Distributions”), and the Merger), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally restricts Nextpower from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, subject to certain exceptions. As a result of these restrictions, Nextpower’s, ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
47

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
Nextpower maintains a cybersecurity and information security program designed to identify, assess, prioritize, and manage risks to our systems, data, and operations. Cybersecurity risk management is integrated into our broader Enterprise Risk Management (ERM) framework and is treated as an ongoing, adaptive process aligned with the evolving threat landscape and regulatory expectations.
We design our cybersecurity practices based on recognized industry standards and frameworks, including the NIST Cybersecurity Framework (NIST CSF) and the CIS Critical Security Controls. We regularly evaluate and enhance our controls to address emerging threats, regulatory developments, and business requirements.
As part of our cybersecurity risk management processes, we assess whether identified cybersecurity threats or incidents are reasonably likely to materially affect the Company, including its financial condition, results of operations, or business strategy. This includes defined processes for escalation, internal reporting, and, where appropriate, disclosure in accordance with applicable SEC requirements.
48

Key components of our cybersecurity risk management program include:
•Governance and Leadership: A dedicated cybersecurity leadership function, led by the Chief Information Security Officer (CISO), is responsible for overseeing the cybersecurity program, strategy, and operations.
•Risk Identification and Assessment: We perform ongoing risk assessments to identify internal and external threats, vulnerabilities, and potential impacts to the business.
•Vulnerability Management: We conduct regular vulnerability scanning and engage independent third parties to perform penetration testing across our internal and external environments.
•Third-Party Risk Management: We assess the security posture of critical vendors and service providers through due diligence, contractual requirements, and ongoing monitoring.
•Threat Monitoring and Detection: We utilize a combination of automated tools, security monitoring platforms, and threat intelligence feeds to detect, analyze, and respond to potential threats in a timely manner.
•Incident Response and Recovery: We maintain and periodically test an incident response plan designed to enable timely detection, containment, remediation, and recovery from cybersecurity incidents. We incorporate lessons learned from incidents and exercises into program improvements.
•Security Awareness and Training: We provide ongoing cybersecurity awareness and training programs to employees to reduce human-related risk factors.
•Risk Prioritization and Remediation: Identified risks are documented in a centralized risk register and prioritized based on potential business impact, with remediation efforts tracked through formal governance processes.
We engage external cybersecurity firms and advisors, where appropriate, to support assessments, testing, and program maturity evaluations.
We regularly review and update our cybersecurity program to reflect changes in the threat landscape, business operations, and regulatory environment.
As of the date of this report, we have not identified any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business, strategy, results of operations, or financial condition. However, cybersecurity threats continue to increase in frequency and sophistication, and we remain focused on strengthening our defenses, detection capabilities, and response readiness.
For additional information regarding cybersecurity risks, refer to the risk factor titled “Cybersecurity or other data security incidents could materially disrupt our operations, compromise sensitive information, and adversely affect our financial performance and reputation” in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Governance
Our Board of Directors oversee enterprise risk management, including cybersecurity risk. The Board has delegated primary oversight of cybersecurity risk to the Audit Committee.
The Audit Committee is responsible for reviewing management’s assessment of cybersecurity risks, including the overall threat landscape, key risk exposures, and the effectiveness of mitigation strategies and investments. The Audit Committee receives regular updates from management on cybersecurity matters and reports to the full Board as appropriate.
Management is responsible for the day-to-day management of cybersecurity risks. This includes identifying and assessing risks, implementing and maintaining controls, monitoring for threats, determining materiality of incidents, and responding to cybersecurity events.
The cybersecurity program is led by the Chief Information Security Officer (CISO), who has over 15 years of experience in cybersecurity, information security, and enterprise risk management. The CISO has held senior leadership roles, including prior CISO positions, overseeing the design and operation of enterprise security programs across cloud and on-premises environments, including areas such as threat detection and response, vulnerability management, and security governance. The CISO holds the Certified Information Systems Security Professional (CISSP) certification. The CISO regularly reports to senior management and the Audit Committee on cybersecurity risks, incidents, program maturity, strategic initiatives, regulatory compliance, and significant developments in the cybersecurity landscape, and is responsible for providing updates during potentially material cybersecurity incidents.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Fremont, California, USA and consist of approximately 85,000 square feet of leased office, laboratory and warehouse space which is used to accommodate office staff, research and development projects, machine shop work, tools repair, shipping and receiving. Our leased land holding our Center for Solar Excellence adjacent to our headquarters, as well as our leased 22-acre foundations research facility located in Paterson, California, are used for field testing, research and development, training and marketing purposes.
In addition, we lease an aggregate of approximately 175,000 square feet of office space in California, Tennessee, Australia, Brazil, China, India, Israel, Mexico, and Spain. We also lease approximately 300,000 square feet of warehouse space across various global facilities, including California, Nevada, Brazil, China and India.
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
For more information, see Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
47

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
Holders of Record
As of May 11, 2026, we had 2,453 holders of record of our Class A common stock and no holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to the definitive Proxy Statement to be delivered to shareholders in connection with the Nextpower Inc.’s 2026 Annual Shareholders Meeting and filed with the SEC within 120 days of the fiscal year ended March 31, 2026.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fiscal year ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of Class A common stock, excluding excise tax, for the period from January 1, 2026 through March 31, 2026 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - February 1, 2026	—	$—	—	$500,000
February 2 - March 1, 2026	—	$—	—	$500,000
March 2 - March 31, 2026	3,960	$99.77	3,960	$499,605
	3,960		3,960
(1)During the period from January 1, 2026 through March 31, 2026, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On January 27, 2026, we announced that our Board of Directors authorized the share repurchase program which allows for the repurchase of up to $500.0 million of our outstanding shares of Class A common stock over a term of three years. For additional information, see Note 7 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Nextpower”, the “Company”, “we”, “us” and “our” shall mean, prior to the IPO, Nextpower LLC ("Nextpower LLC" or the “LLC”, formerly Nextracker LLC) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, Nextpower Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of the Company’s management. This section of this Annual Report on Form 10-K discusses fiscal year 2026 and 2025 items and year-to-year comparisons between fiscal year 2026 and 2025. Discussions of fiscal year 2025 items and year-to-year comparisons between fiscal year 2025 and fiscal year 2024 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on May 22, 2025. You should read the following discussion in conjunction with the notes to the consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections titled “Liquidity and Capital Resources” below and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Annual Report on Form 10-K and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading global provider of solar and energy technology solutions for utility-scale power plants. Founded in 2013 by our Chief Executive Officer, Dan Shugar, we pioneered and remain the global market leader in solar tracking systems. We now deliver an integrated suite of structural, electrical, and digital solutions across the full lifecycle of solar power plants, from design and construction through operations and maintenance. Our integrated solutions are designed to streamline project execution, increase energy yield and long-term reliability, and enhance customer return on investment (“ROI”).
We have shipped more than 160 GW of solar tracker systems as of March 31, 2026 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms ("EPCs"), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners, and developers in the world. We had revenues of $3.6 billion, $3.0 billion and $2.5 billion in fiscal years 2026, 2025 and 2024, respectively.

The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2026		2025		2024
Revenue:	(In thousands, except percentages)
U.S.	$2,730,699	77%	$2,031,603	69%	$1,702,611	68%
Rest of the World	828,691	23%	927,594	31%	797,230	32%
Total	$3,559,390		$2,959,197		$2,499,841
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Fiscal year ended March 31,
	2026	2025	2024
	(In millions)
Customer G	*	*	$426.1
* Percentage below 10%
In November 2025, we rebranded our company from Nextracker to Nextpower. Our new brand reflects the Company’s strategic evolution from a pure-play tracking systems supplier to an end-to-end solar technology platform provider, echoing the preeminent role that solar power has achieved globally as the leading source of annual new energy buildout.
Nextpower Arabia, our joint venture with Abdullah Abunayyan Investment Holding (“Abunayyan”), became operational in the fourth quarter of fiscal year 2026. The new joint venture, headquartered in Riyadh, Kingdom of Saudi Arabia, will provide tracker system equipment for utility-scale solar power plants across the Middle East and North Africa ("MENA") region. The shareholders of Nextpower Arabia include Nextracker Spain S.L., a wholly-owned subsidiary of the LLC, and Abunayyan. As part of the Joint Venture Agreement, we transferred ownership of two Saudi Arabia subsidiaries to Nextpower Arabia. The joint venture shareholders have an equal number of board seats, with the chair position appointed by Abunayyan, which also nominates the chief executive officer. Abunayyan will maintain 51% common stock ownership interest and decisions over the activities of the joint venture are made by its board through a simple majority vote, other than a defined list of reserved matters which require higher approval thresholds. Accordingly, the investment is accounted for by us as an equity method investment. For further details on the joint venture, refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Business Acquisitions
During the fiscal year ended March 31, 2026, we completed four acquisitions that continue our strategy of adding and incorporating complementary technologies into the Company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability.
•On May 7, 2025, as part of an all-cash transaction, we acquired 100% of the ownership interest in Bentek, an industry pioneer and manufacturer of electrical infrastructure components that collect and transport electricity from solar panels to the power grid. The acquisition combines Bentek’s engineered, pre-assembled eBOS solutions with our solar tracker platform, providing customers with streamlined procurement and project logistics from a single source.
•On May 9, 2025, we acquired 100% of the ownership interest in OnSight, an autonomous robotic inspection and fire detection system for solar plants. OnSight expands the Company’s strategy focused on applying automation, data, and advanced technologies to solar power plant deployment and operations, including applications in installation, inspection, and ongoing system management.
•On September 8, 2025, in an all-cash transaction, we acquired 100% of the ownership interest in Origami, a pioneer in roll-formed steel frame technology for solar panels. Steel frames offer a high-performance alternative to traditional extruded aluminum frames, delivering strength and durability, competitive cost, and the potential for a more localized supply chain,

•On November 7, 2025, in an all-cash transaction, we acquired 100% of the ownership interest in Fracsun Inc., a market leader in solar panel soiling measurement and monitoring solutions.
The aggregate cash consideration of the foregoing business acquisitions was approximately $116.8 million, net of cash acquired. Their aggregate total purchase price of $149.4 million includes $2.7 million of deferred consideration expected to be paid within a 12-month period, and $29.9 million of contingent earnout in aggregate (with a maximum possible consideration of $58.5 million). For further details on the acquisitions refer to Note 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On May 12, 2026, we announced we have entered into a definitive agreement to acquire complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power. See “Liquidity and Capital Resources” section below for additional details.
Our business model
We generate revenue primarily from the sale of solar trackers system, but our solutions extend to include yield management systems, foundations, steel frames, electrical balance of systems (eBOS), robotic services, risk mitigation and operability solutions and emerging technologies designed to optimize performance across the entire solar power plant. Our most significant source of revenue is the sale of solar tracking products. Our customers include EPCs, as well as solar project developers and owners. We usually enter into a different contract with our customers for each individual solar project. Contracts typically stipulate total price, technical solution, specifications of the system sold, delivery and activation schedule, warranty terms and related services provided. The delivery period for a specific contract can range from days to several months depending on the size of the project. Our contract prices range from a few hundred thousand dollars to over one hundred million dollars.
Demand for our products is largely driven by installations of utility-scale solar projects around the world. The volume of solar projects installations is dependent on a variety of factors, including, but not limited to, the cost of solar plants in comparison to other forms of power generation, prevailing electricity prices, conventional power generation plant retirement, global renewable energy targets, government regulations, and public incentives promoting solar energy. Our revenue is subject to variability as these factors change over time, and as a result may cause variability in our quarterly shipments. Increases in competitive tracker pricing pressure can also affect our revenue by lowering the average selling price (“ASP”) of our products. Our integrated design approach enables deployment across a wide range of topographical and climate conditions and supports efficient construction and long-term operation of utility-scale solar projects. By combining hardware, software, and engineering capabilities, we aim to deliver scalable solutions that help customers meet increasing demand for reliable, cost-effective electricity.
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

Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present our financial statements fairly have been included. All intercompany transactions and accounts within Nextpower have been eliminated.
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

	Fiscal year ended March 31,			2026 vs. 2025 % Change	2025 vs. 2024 % Change
	2026	2025	2024
GW delivered	38.0	33.6	26.0	13%	29%
Critical accounting policies and significant management estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations (including contingent earnout liabilities). We periodically review estimates and assumptions, and the effects of our revisions are reflected in the period they occur. We believe that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.
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

Inflation Reduction Act of 2022 (“IRA”) 45X Vendor Rebates and Assignments
We have executed agreements with certain suppliers to grow our U.S. manufacturing footprint. These suppliers produce 45X Credit-eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. We have contractually agreed with these suppliers to either share a portion of the economic value of the credit related to our purchases in the form of a vendor rebate or assign their credit directly to us (“an assignment”) pursuant to Section 6418 of the IRC. We account for the 45X Credits shared or assigned to us as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point we recognize such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income (refer to Note 13 in the notes to the consolidated financial statements). 45X Credits assigned to us are also treated as a reduction to our federal tax payable as further discussed in Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Changes to our expected failure rates related to our core products have not materially impacted our warranty obligation in fiscal years 2026 and 2025. The Company continues to monitor and update the warranty liability based on current estimates related to the cost of replacement parts and repairs.
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
Our management is required to exercise judgment in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. For further details on our income taxes, refer to Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Tax receivable agreement
We have recorded a liability of $393.2 million and $419.4 million, as of March 31, 2026 and 2025, respectively, of which $372.7 million and $394.9 million, respectively, were included in TRA liabilities and $20.5 million and $24.5 million, respectively, were included in other current liabilities on the consolidated balance sheets and represents 85% of the estimated future tax benefits subject to the Tax Receivable Agreement entered into by Nextpower Inc. on February 13, 2023 (the “Tax Receivable Agreement” or “TRA” ). In U.S. federal, state and local income tax or franchise tax that we realize or are deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to us as a result of certain transactions executed in connection with our IPO and follow-on offering, exchanges of Class A common stock and payments made under the TRA. The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, and the portion of our payments under the TRA constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results as well as assumptions related to future forecasts for our various businesses by location. The impact of any changes in the total projected obligations recorded under the TRA as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
Key components of our results of operations
The following discussion describes certain line items in our consolidated statements of operations and comprehensive income.
Revenue
We derive our revenue primarily from the sale of solar trackers and energy yield management systems to our customers. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant. To a lesser extent, we also derived our revenue from yield management systems, foundations, steel frames, eBOS, AI and robotic services, and other.
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
Research and development
Research and development expenses consist primarily of personnel-related costs associated with our engineering employees, stock-based compensation, third-party consulting and supporting our new business acquisitions. Research and development activities include improvements to our existing products, development of new tracker products and energy yield management systems and innovations to expand our technology platform. We expense substantially all research and development expenses as incurred. We expect that the dollar amount of research and development expenses will increase in amount over time.
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
For a discussion of our results of operations for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024, refer to Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

	Fiscal year ended March 31,			2026 vs. 2025 % Change	2025 vs. 2024 % Change
	2026	2025	2024
Statement of Operations Data:	(In thousands, except percentages)
Revenue	$3,559,390	$2,959,197	$2,499,841	20%	18%
Cost of sales	2,399,295	1,950,372	1,686,792	23	16
Gross profit	1,160,095	1,008,825	813,049	15	24
Selling, general and administrative expenses	341,920	290,321	183,571	18	58
Research and development	120,909	79,392	42,360	52	87
Operating income	697,266	639,112	587,118	9	9
Interest expense	2,623	13,096	13,820	(80)	(5)
Other income, net	(19,183)	(22,000)	(34,699)	(13)	(37)
Income before income taxes	713,826	648,016	607,997	10	7
Provision for income taxes	127,943	130,770	111,782	(2)	17
Net income	$585,883	$517,246	$496,215	13%	4%
Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, non-recurring tax adjustments, non-recurring integration activities related to acquisitions and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) debt extinguishment costs, (iii) provision for income taxes, (iv) depreciation expense, (v) intangible amortization, (vi) stock-based compensation expense, (vii) non-recurring integration activities related to acquisitions and (viii) other discrete events as applicable. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.
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

	Fiscal year ended March 31,
	2026	2025	2024
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$1,183,533	$1,023,496	$702,683
Adjusted operating income	839,861	768,853	522,771
Adjusted net income	687,452	630,639	451,395
Adjusted EBITDA	853,722	776,496	521,465
Adjusted gross margin	33.3%	34.6%	28.1%
Adjusted net income margin	19.3%	21.3%	18.1%
Adjusted EBITDA margin	24.0%	26.2%	20.9%
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

	Fiscal year ended March 31,
	2026		2025		2024
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$1,160,095	32.6%	$1,008,825	34.1%	$813,049	32.5%
Stock-based compensation expense	16,696		11,927		10,764
Intangible amortization	6,742		2,744		275
Advanced manufacturing tax credit vendor rebate (2)	—		—		(121,405)
Adjusted gross profit & margin	$1,183,533	33.3%	$1,023,496	34.6%	$702,683	28.1%

GAAP operating income & margin	$697,266	19.6%	$639,112	21.6%	$587,118	23.5%
Stock-based compensation expense	120,298		118,880		56,783
Intangible amortization	11,967		5,523		275
Acquisition related costs (1)	10,330		5,338		—
Advanced manufacturing tax credit vendor rebate (2)	—		—		(121,405)
Adjusted operating income & margin	$839,861	23.6%	$768,853	26.0%	$522,771	20.9%

GAAP net income & margin	$585,883	16.5%	$517,246	17.5%	$496,215	19.8%
Stock-based compensation expense	120,298		118,880		56,783
Intangible amortization	11,967		5,523		275
Adjustment for taxes	(42,411)		(16,348)		19,527
Acquisition related costs (1)	10,330		5,338		—
Advanced manufacturing tax credit vendor rebate (2)	—		—		(121,405)
Other	1,385		—		—
Adjusted net income & margin	$687,452	19.3%	$630,639	21.3%	$451,395	18.1%

GAAP net income & margin	$585,883	16.5%	$517,246	17.5%	$496,215	19.8%
Interest, net	(29,526)		(9,246)		2,124
Debt extinguishment costs (3)	5,121		—		—
Provision for income taxes	127,943		130,770		111,782
Depreciation expense	18,635		7,884		4,088
Intangible amortization	11,967		5,523		275
Stock-based compensation expense	120,298		118,880		56,783
Acquisition related costs (1)	10,330		5,338		—
Advanced manufacturing tax credit vendor rebate (2)	—		—		(121,405)
Other tax related loss (income), net	1,254		101		(28,397)
Other (4)	1,817		—		—
Adjusted EBITDA & margin	$853,722	24.0%	$776,496	26.2%	$521,465	20.9%
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
(2)Vendor credits as previously defined under the section above entitled "Inflation Reduction Act of 2022 45X Vendor Rebates and Assignments." During the fourth quarter of fiscal year 2024, the Company determined the amount and collectability of the 45X Credit vendor rebates it expects to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024. We believe that the assessment of our operations excluding the benefit from the vendor credits provides a more consistent comparison of our performance given the cumulative nature of the amount recorded in the fiscal year. In fiscal year 2024, these vendor rebates were not taken into account as factors in evaluating management’s performance when determining incentive compensation or to evaluate the effectiveness of our business strategies. However, starting in fiscal year 2025, vendor rebates are taken into account to evaluate management’s performance.
(3)Debt extinguishment costs consist of nonrecurring costs for the termination of our Prior Credit Agreement (as defined below) originally entered into on February 13, 2023.
(4)Includes an immaterial amount of non-cash equity in loss for the Nextpower Arabia joint venture which is accounted for under the equity method investment accounting.
The data below, and discussion that follows, represents our results from operations.
Revenue
Revenue increased by $600.2 million, or 20%, for our fiscal year 2026 compared to fiscal year 2025, driven by a 13% increase in GW delivered as we delivered approximately 38 GW during fiscal year 2026, compared to 34 GW during fiscal year 2025. The revenue increase was driven primarily by higher customer demand in the U.S., along with a $365.0 million rise in point in time revenue reflecting year over year increase in components directly shipped to our customers’ designated locations including software licenses, coupled with additional contributions from our recent business acquisitions. Revenue increased approximately $699.1 million, or 34%, in the U.S. while decreasing slightly by $98.9 million or 11% in the Rest of the World during fiscal year 2026 compared to the previous year. The decline in the Rest of the World was primarily driven by reduced shipments to Latin America. Our revenue mix is comprised predominantly of solar tracker system sales. We continue to expand our platform of services in fiscal year 2026 and have recognized revenue for TrueCapture, eBOS, foundations, robotic solutions, and other. Solar tracker system sales was approximately 88% of total revenue and non-tracker sales was approximately 12% of total revenue, which was up from approximately 8% from fiscal year 2025. The growth in our non-tracker platform solutions sales was higher than our solar tracker system sales, a trend we expect to continue.
Cost of sales and gross profit
Cost of sales increased by $448.9 million, or 23%, during fiscal year 2026 compared to fiscal year 2025 primarily due to the increase in GW delivered noted above, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions also noted above, coupled with the impact from a $110.7 million increase in tariffs which increased to $130.4 million in fiscal year 2026 from $19.7 million in fiscal year 2025, offset by the impact from the 45X Credit (refer to Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). As noted in the overview, we recognize a reduction in cost of sales for the 45X Credit earned on components manufactured in the U.S. During fiscal year 2026, we recognized approximately $379.9 million of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, compared to $224.9 million recognized in fiscal year 2025. Freight and logistics costs (excluding tariffs) as a percentage of revenue remained relatively flat at approximately 6% during fiscal years 2026 and 2025.
Gross profit increased by $151.3 million, or 15%, during fiscal year 2026 compared to fiscal year 2025, primarily resulting from the U.S. revenue growth noted above and the impact of the 45X Credit recognized, offset by the higher tariffs coupled with the higher cost associated with our increase in headcount noted above. Freight and logistics costs (excluding tariffs) as a percentage of cost of sales increased by about 118 basis points during fiscal year 2026 compared to fiscal year 2025. Gross margin decreased by 150 basis points, to 32.6% for fiscal year 2026 from 34.1% for fiscal year 2025 primarily resulting from the increase in tariffs noted above that were not fully included in pricing.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $51.6 million, or 18%, to $341.9 million for fiscal year 2026, from approximately $290.3 million in fiscal year 2025, while decreasing approximately 20 basis points from approximately 9.8% to approximately 9.6% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of approximately $40.1 million rise in costs related to our continued expansion of our sales organization in line with the growth in the global market, and the expansion of our supporting functions also required to support our current and planned growth, coupled with a $5.0 million increase in acquisition-related costs incurred in conjunction with our new business acquisitions, offset by a $6.5 million decrease in stock-based compensation expense incurred in conjunction with our 2022 equity incentive plan.

Research and development
Research and development expenses increased $41.5 million, or 52%, to $120.9 million for fiscal year 2026 from approximately $79.4 million during fiscal year 2025 driven by our continued investment in innovation, increasing our engineering team and supporting our new expanded product portfolio.
Interest expense
Interest expense decreased $10.5 million, or 80%, to $2.6 million for fiscal year 2026 from $13.1 million during fiscal year 2025, primarily driven by the full repayment of the Term Loan under the Prior Credit Agreement in the fourth quarter of fiscal year 2025.
Other income, net
Other income, net was $19.2 million for fiscal year 2026, which primarily included $31.2 million interest income, partially offset by $7.1 million of unfavorable foreign currency exchange losses coupled with $5.8 million of debt extinguishment costs and transaction costs associated with our Prior Credit Agreement. Other income, net was $22.0 million for fiscal year 2025, which primarily included $22.2 million interest income, partially offset by $1.4 million of unfavorable foreign currency exchange losses.
Provision for income tax
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of approximately 21% in fiscal years 2026 and 2025. For fiscal years 2026 and 2025, we recorded total income tax expense of $127.9 million and $130.8 million, respectively, which reflected consolidated effective income tax rates of 17.9% and 20.2%, respectively. The decrease in tax expense as well as effective tax rate from fiscal year 2025 to 2026 is driven by an increase in realizable foreign tax credits related to prior year transfer pricing adjustments and deferred tax benefit due to an increase to the estimated U.S. state tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business. We enhanced our capital structure with a $1.0 billion unsecured revolving credit facility, expanding our total liquidity to approximately $2.0 billion as of March 31, 2026.
Credit Facilities
On September 8, 2025, we and the LLC, as the borrower, entered into a credit agreement (the “New Credit Agreement”), which replaced the prior credit agreement originally entered into by us on February 13, 2023 (as amended from time to time, the “Prior Credit Agreement”). The New Credit Agreement provides for an unsecured revolving credit facility (the “New Revolving Credit Facility”) that matures on September 8, 2030 (the “Maturity Date”). The initial maximum aggregate principal amount available under the New Revolving Credit Facility is $1.0 billion. Subject to the satisfaction of certain conditions, the LLC may request an increase in the aggregate amount available under the New Revolving Credit Facility of up to $250.0 million at any time. The New Revolving Credit Facility provides for sub-facilities for the issuances of letters of credit in an aggregate amount not to exceed $500.0 million and swingline loans not to exceed $150.0 million in the aggregate.
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
As a result of the New Credit Agreement, we capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of March 31, 2026, we had approximately $922.1 million available under the New Revolving Credit Facility, net of 77.9 million of outstanding letters of credit. We were in compliance with all applicable covenants as of March 31, 2026.
Concurrently with the closing of the New Credit Agreement, we voluntarily terminated our Prior Credit Agreement, and all revolving commitments and all revolving loans under the Prior Credit Agreement, including all accrued interest or fees, have been paid and terminated in full as of September 8, 2025. The Prior Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million, of which no amounts were drawn as of termination. In conjunction with the termination, we wrote off all unamortized issuance costs related to the Prior Credit Agreement as of September 8, 2025 and as a result recorded a total loss of approximately $5.8 million, including debt extinguishment costs and transaction costs, in other income, net on our consolidated statements of operations. We incurred no termination penalties in connection with the early termination of the Prior Credit Agreement.
Supplier Finance Program
We participate in various supplier finance programs administered by a third-party financial institution. Under such programs, certain suppliers may, at their sole discretion, elect to sell one or more of their receivables from us to a financial institution. Our payment obligations to the financial institution are not accelerated and remain subject to the original contractual terms agreed with the supplier. We do not provide guarantees or collateral in connection with these arrangements. Amounts payable under the programs are included in accounts payable on the consolidated balance sheets and payments made under the programs are reported as operating activities on the consolidated statements of cash flows.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextpower Inc. also entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) that provided for the payment by us to Flex, TPG Rise Flash, L.P (“TPG Rise”), and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or distributions to us by the LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our New Credit Agreement, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.

Cash Flows Analysis

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Net cash provided by operating activities	$562,911	$655,794	$428,973
Net cash used in investing activities	(186,878)	(186,096)	(6,660)
Net cash used in financing activities	(47,160)	(177,649)	(78,267)
Fiscal year 2026
Net cash provided by operating activities was $562.9 million during fiscal year 2026. Total cash provided during the period was driven by net income of $585.9 million adjusted for non-cash charges of approximately $188.9 million primarily related to stock-based compensation expense, depreciation and amortization, deferred income taxes associated with the Tax Receivable Agreement, provision for credit losses, changes in fair value of contingent consideration, and debt extinguishment costs. Cash from net income was further decreased by the overall increase in our net working capital accounts driven by the growth in our operations resulting in an outflow of approximately $211.8 million during the fiscal year. Accounts receivable and contract assets in aggregate increased $64.6 million due to the timing of billings and new projects, coupled with a $267.1 million increase attributable to our Section 45X credit receivable. Inventory increased approximately $46.6 million due to timing of shipments, other assets increased $94.3 million driven by advance tax payments, and accounts payable decreased about $49.4 million due to our timing of payment cycles. Offsetting the cash outflows were increases in other liabilities primarily driven by increase in customer advances of approximately $55.7 million, coupled with an increase in deferred revenue of $68.1 million driven by more deposits on higher bookings during the fiscal year.
Net cash used in investing activities was approximately $186.9 million and directly attributable to the $117.2 million payment for all business acquisitions completed in fiscal year 2026 net of cash acquired, coupled with $49.3 million paid for the purchase of property and equipment, and $12.2 million of cash contributed to the Nextpower Arabia joint venture.
Net cash used in financing activities was $47.2 million primarily resulting from a $27.4 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, a $14.3 million payment of acquisition deferred purchase price, a $3.0 million tax distribution to our former non-controlling interest holders pursuant to the LLC Agreement and a $2.0 million payment for issuance costs for the New Credit Agreement.
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
Net cash used in investing activities was approximately $186.1 million and directly attributable to the $144.7 million payment for the business acquisitions completed during the fiscal year, net of cash acquired, coupled with a $33.9 million purchase of property and equipment, and $7.5 million of payments for certain intangible assets presented within other investing activities.
Net cash used in financing activities was $177.6 million primarily resulting from a $150.0 million repayment of our Term Loan, a $15.5 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, $6.1 million of tax distributions to our non-controlling interest holders pursuant to the LLC Agreement and a $6.0 million payment for issuance costs for the Prior Credit Agreement.

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
Cash management and financing
We had total liquidity of approximately $2.0 billion as of March 31, 2026, primarily related to unutilized amounts under the New Revolving Credit Facility net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents balance.
Contractual obligations and commitments
As discussed in the “Credit Facilities” section above, in September 2025, we entered into a New Credit Agreement, which replaced the Prior Credit Agreement originally entered into on February 13, 2023. The New Credit Agreement provides for a $1.0 billion unsecured New Revolving Credit Facility that matures on September 8, 2030. As of March 31, 2026, we had approximately $922.1 million available under the New Revolving Credit Facility, net of $77.9 million of outstanding letters of credit. For further details on the New Credit Agreement, refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We have leased certain facilities under operating lease commitments as further described in Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Surety bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.

Share repurchase program
On January 27, 2026, we announced that our board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of our outstanding shares of Class A common stock. As of March 31, 2026, approximately $499.6 million remained available for future share repurchases under the program. The share repurchase program has a term of three years and may be modified, suspended, or terminated at any time. The number of shares to be repurchased and the timing of repurchases will be determined by us at our discretion and will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with our working capital requirements, general business conditions, and other factors. Our execution of the share repurchase program will depend on the market price of our Class A common stock and other factors, and there can be no assurance that any additional shares will be repurchased under the share repurchase program.
Under the program, we may purchase shares of our Class A common stock from time to time through various means, including open market transactions, privately negotiated transactions, tender offers, or any combination thereof. In addition, open market repurchases of our Class A common stock may be made pursuant to trading plans established pursuant to Rule 10b5-1 under the Exchange Act, which would permit our Class A common stock to be repurchased at a time that we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions.
Power conversion business acquisition
On May 12, 2026, we announced that we have entered into a definitive agreement to acquire complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power, for a total purchase price of approximately $80.5 million, consisting of cash consideration of $46.0 million, and up to $34.5 million in potential earnout. The closing of the acquisition is subject to foreign direct investment (FDI) approval by the Spanish government and other customary conditions. The transaction is expected to expand our product portfolio and capabilities in utility-scale solar power conversion and support our entry into battery energy storage and data center markets.
Recently adopted accounting pronouncements
Refer to Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of March 31, 2026. Refer to Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the fiscal year ended March 31, 2026 as compared to the fiscal year ended March 31, 2025, except with respect to potential interest rate changes to our credit facilities, for which the impact was immaterial for the fiscal year ended 2026.
Concentration of major customers
Our customer base consists primarily of EPCs, as well as solar project owners and developers. We do not require collateral on our trade receivables. The loss of any one of our top five customers could have a materially adverse effect on our revenue and profits.
The following table sets forth the percentage of revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Fiscal year ended March 31,
	2026	2025	2024
Customer G	*	*	17.0%
Top five largest customers	34.3%	32.0%	41.1%
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
The following table sets forth the percentage of accounts receivable, net and contract assets, from our largest customers that exceeded 10% of our total accounts receivable, net and contract assets during the periods included below:

	As of March 31,
	2026	2025	2024
Customer A	*	*	12.4%
Customer G	*	*	15.5%
Former parent	*	11.5%	*
Top five largest customers	30.0%	32.1%	46.5%
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
Based on our overall currency rate exposures as of March 31, 2026 and March 31, 2025, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Nextpower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextpower Inc. (formerly Nextracker Inc.) and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, redeemable interest and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company recognizes solar tracker system project revenues over time, based on costs incurred to date on the project as a percentage of total expected costs to be incurred. Revenue for the year ended March 31, 2026 includes amounts recorded for projects which are not yet complete and therefore require estimation. Accounting for contracts for which revenue is recognized over time requires management to estimate the total expected costs to be incurred. As part of these estimates, management must make various assumptions regarding the cost and availability of materials including variable freight costs. Certain assumptions, specifically the cost of materials and cost of variable freight, are subject to considerable judgment, and they are sensitive to various assumptions and inputs such as changes in expected costs for materials and freight.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 19, 2026
We have served as the Company’s auditor since 2021.

Nextpower Inc.
Consolidated balance sheets
(In thousands, except per share and per share amounts)

	As of March 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,094,976	$766,103
Accounts receivable, net of allowance of $2,078 and $1,472, respectively	417,043	472,462
Contract assets	533,257	405,890
Inventories	262,276	209,432
Section 45X credit receivable	352,598	215,616
Other current assets	186,406	88,483
Total current assets	2,846,556	2,157,986
Property and equipment, net	78,356	60,395
Goodwill	488,950	371,018
Other intangible assets, net	78,046	53,241
Deferred tax assets	511,815	498,778
Other assets	69,489	51,098
Total assets	$4,073,212	$3,192,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533,490	$585,299
Accrued expenses	130,133	97,000
Deferred revenue	307,492	247,127
Other current liabilities	192,747	104,086
Total current liabilities	1,163,862	1,033,512
Tax receivable agreement (TRA) liability	372,659	394,879
Long-term deferred revenue	102,493	96,635
Other liabilities	99,801	39,360
Total liabilities	1,738,815	1,564,386
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 149,391,483 shares and 145,648,231 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,305,726	4,185,823
Accumulated deficit	(1,971,527)	(2,557,410)
Accumulated other comprehensive loss	183	(298)
Total stockholders’ equity	2,334,397	1,628,130
Total liabilities and stockholders’ equity	$4,073,212	$3,192,516
The accompanying notes are an integral part of these consolidated financial statements.

Nextpower Inc.
Consolidated statements of operations
(In thousands, except share and per share amounts)

	Fiscal year ended March 31,
	2026	2025	2024
Revenue	$3,559,390	$2,959,197	$2,499,841
Cost of sales	2,399,295	1,950,372	1,686,792
Gross profit	1,160,095	1,008,825	813,049
Selling, general and administrative expenses	341,920	290,321	183,571
Research and development	120,909	79,392	42,360
Operating income	697,266	639,112	587,118
Interest expense	2,623	13,096	13,820
Other income, net	(19,183)	(22,000)	(34,699)
Income before income taxes	713,826	648,016	607,997
Provision for income taxes	127,943	130,770	111,782
Net income	$585,883	$517,246	$496,215
Less: Net income attributable to non-controlling interests	—	8,078	189,974
Net income attributable to Nextpower Inc.	$585,883	$509,168	$306,241

Earnings per share attributable to Nextpower Inc. common stockholders
Basic	$3.96	$3.55	$3.97
Diluted	$3.84	$3.47	$3.37
Weighted-average shares used in computing per share amounts:
Basic	147,976,256	143,539,344	77,067,639
Diluted	152,710,033	149,275,950	147,284,330
The accompanying notes are an integral part of these consolidated financial statements.

Nextpower Inc.
Consolidated statements of comprehensive income
(In thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Net income	$585,883	$517,246	$496,215
Other comprehensive income (loss), net of tax:
Unrealized gain on derivative instruments	600	—	—
Foreign currency translation adjustments	(119)	—	—
Comprehensive income	$586,364	$517,246	$496,215
The accompanying notes are an integral part of these consolidated financial statements.

Nextpower Inc.
Consolidated statements of redeemable interest and stockholders’ equity (deficit)
(In thousands, except share amounts)

		Class A common stock		Class B common stock
	Redeemable non-controlling interests	Shares outstanding	Amounts	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextpower Inc. stockholders’ equity (deficit)	Non-controlling interests	Total stockholders’ equity (deficit)
BALANCE AT MARCH 31, 2023	$3,560,628	45,886,065	$5	98,204,522	$10	$—	$(3,075,782)	$—	$(3,075,767)	$—	$(3,075,767)
Net income	171,937	—	—	—	—	—	306,241	—	306,241	18,037	324,278
Stock-based compensation expense and other	—	—	—	—	—	56,783	—	—	56,783	—	56,783
Vesting of RSU awards	—	538,811	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock sold in follow-on offering	—	15,631,562	1	—	—	552,008	—	—	552,009	—	552,009
Use of follow-on proceeds as consideration for Yuma Inc.'s transfer of Nextpower LLC common units	—	—	—	(15,631,562)	(2)	(552,007)	—	—	(552,009)	—	(552,009)
Value adjustment of tax receivable agreement	—	—	—	—	—	18,337	—	—	18,337	—	18,337
Reclassification of redeemable non-controlling interest	(622,292)	—	—	—	—	622,292	—	—	622,292	—	622,292
Tax distribution	(64,365)	—	—	—	—	(2,792)	—	—	(2,792)	(2,515)	(5,307)
Redemption value adjustment	822,635	—	—	—	—	(525,598)	(297,037)	—	(822,635)	—	(822,635)
Effect of spin-off from former parent	(3,868,543)	74,432,619	7	(74,432,619)	(7)	3,835,711	—	—	3,835,711	32,832	3,868,543
Shares exchanged by former non-controlling interest holders	—	4,284,166	1	(4,284,166)	(1)	22,826	—	—	22,826	(17,339)	5,487
Total other comprehensive gain	—	—	—	—	—	—	—	17	17	—	17
BALANCE AT MARCH 31, 2024	$—	140,773,223	$14	3,856,175	$—	$4,027,560	$(3,066,578)	$17	$961,013	$31,015	$992,028
Net income	—	—	—	—	—	—	509,168	—	509,168	8,078	517,246
Stock-based compensation expense	—	—	—	—	—	118,880	—	—	118,880	—	118,880
Vesting of RSU awards	—	999,928	—	—	—	—	—	—	—	—	—
Exercise of Options awards	—	18,905	—	—	—	—	—	—	—	—	—
Shares exchanged by former non-controlling interest holders	—	3,856,175	1	(3,856,175)	—	29,970	—	—	29,971	(29,971)	—
TRA revaluation	—	—	—	—	—	7,635	—	—	7,635	—	7,635
Stock-based compensation tax benefits	—	—	—	—	—	(1,698)	—	—	(1,698)	—	(1,698)
Other equity	—	—	—	—	—	3,476	—	—	3,476	—	3,476
Tax distribution	—	—	—	—	—	—	—	—	—	(9,122)	(9,122)
Total other comprehensive loss	—	—	—	—	—	—	—	(315)	(315)	—	(315)
BALANCE AT MARCH 31, 2025	—	145,648,231	$15	—	$—	$4,185,823	$(2,557,410)	$(298)	$1,628,130	$—	$1,628,130

Nextpower Inc.
Consolidated statements of redeemable interest and stockholders’ equity (deficit) (continued)
(In thousands, except share amounts)

	Class A common stock
	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Nextpower Inc. stockholders' equity (deficit)	Total stockholders' equity (deficit)
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$(298)	$1,628,130	$1,628,130
Net income	—	—	—	585,883	—	585,883	585,883
Stock-based compensation expense	—	—	120,298	—	—	120,298	120,298
Vesting of RSU and PSU awards	3,746,500	—	—	—	—	—	—
Exercise of options awards	712	—	—	—	—	—	—
Repurchases of common stock	(3,960)	—	(395)	—	—	(395)	(395)
Total other comprehensive income	—	—	—	—	481	481	481
BALANCE AT MARCH 31, 2026	149,391,483	$15	$4,305,726	$(1,971,527)	$183	$2,334,397	$2,334,397
The accompanying notes are an integral part of these consolidated financial statements.

Nextpower Inc.
Consolidated statements of cash flows
(In thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$585,883	$517,246	$496,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	30,602	13,407	4,363
Provision for (recovery of) credit losses	606	(2,399)	2,427
Non-cash other expense (income)	25,194	16,599	(638)
Debt extinguishment costs	5,121	—	—
Amortization of debt issuance cost	1,148	1,824	571
Changes in fair value of contingent consideration	6,130	—	—
Stock-based compensation	120,298	118,880	56,783
Deferred income taxes	(223)	(8,744)	(37,990)
Changes in operating assets and liabilities:
Accounts receivable	61,853	(47,648)	(113,955)
Contract assets	(126,426)	(8,767)	(99,163)
Inventories	(46,554)	(2,970)	(60,981)
Section 45X credit receivable	(267,059)	(92,086)	(125,415)
Other current and noncurrent assets	(94,299)	67,916	21,244
Accounts payable	(49,443)	102,905	245,374
Other current and noncurrent liabilities	241,978	(55,055)	(42,468)
Deferred revenue (current and noncurrent)	68,102	34,686	82,606
Net cash provided by operating activities	562,911	655,794	428,973
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	(117,162)	(144,675)	—
Purchases of property and equipment	(49,277)	(33,921)	(6,160)
Purchase of equity method investment	(12,177)	—	—
Other investing activities	(8,262)	(7,500)	(500)
Net cash used in investing activities	(186,878)	(186,096)	(6,660)
Cash flows from financing activities:
Repayments of bank borrowings	—	(150,000)	—
Payment of revolver issuance cost	(1,993)	(6,017)	—
TRA payment	(27,427)	(15,520)	—
Distribution to former non-controlling interest holders	(3,010)	(6,112)	(66,881)
Payment of acquisition deferred purchase price	(14,335)	—	—
Repurchases of common stock	(395)	—	—
Net proceeds from issuance of Class A shares	—	—	552,009
Purchase of LLC common units from Yuma, Inc.	—	—	(552,009)
Net transfers to former parent	—	—	(8,335)
Other financing activities	—	—	(3,051)
Net cash used in financing activities	(47,160)	(177,649)	(78,267)
Net increase in cash and cash equivalents	328,873	292,049	344,046
Cash and cash equivalents beginning of period	766,103	474,054	130,008
Cash and cash equivalents end of period	$1,094,976	$766,103	$474,054
The accompanying notes are an integral part of these consolidated financial statements.

NEXTPOWER
Notes to the consolidated financial statements
1.Description of business and organization of Nextpower Inc.
Nextpower Inc. and its subsidiaries (“Nextpower”, “we”, the “Company”) is a leading global provider of solar and energy technology solutions for utility-scale power plants. Founded in 2013 by our Chief Executive Officer, Dan Shugar, Nextpower pioneered and remains the global market leader in solar tracking systems. Nextpower now delivers an integrated suite of structural, electrical, and digital solutions across the full lifecycle of solar power plants, from design and construction through operations and maintenance. Nextpower's integrated solutions are designed to streamline project execution, increase energy yield and long-term reliability, and enhance customer return on investment (“ROI”). Nextpower has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other locations in Europe, India, Australia, the Middle East and Africa. In November 2025, the Company changed its corporate name from Nextracker Inc. to Nextpower Inc.
On February 5, 2025, TPG Inc. (“TPG”) exchanged all its remaining Nextpower LLC (the “LLC”, formerly Nextracker LLC) common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company. As of March 31, 2026 and 2025, the Company has no Class B common stock outstanding.
On January 2, 2024, Flex Ltd. (“Flex” or the “former parent”) closed the spin-off of all its remaining interests in the LLC common units held by Yuma, Inc. (“Yuma”), Yuma Subsidiary, Inc., a Delaware corporation and wholly-owned subsidiary of Yuma (“Yuma Sub”), to the former parent’s shareholders (the “Spin-off”) and the Company is now operating as a standalone entity.
2.Summary of accounting policies
Variable interest entities (“VIE”) and consolidation
The Company’s sole material asset is its member’s interest in the LLC. In accordance with the LLC Operating Agreement (the "LLC Agreement"), the Company is the managing member of the LLC. As a result, the Company has all management powers over the business and affairs of the LLC and to conduct, direct and exercise full control over the activities of the LLC. Prior to January 2, 2024, the Company concluded that the LLC was a VIE. Due to the Company’s power to control the activities most directly affecting the results of the LLC, the Company was considered the primary beneficiary of the VIE. Accordingly, the Company consolidated the financial results of the LLC and its subsidiaries. The LLC common units held by Yuma, Yuma Sub, TPG Rise Flash, L.P ("TPG Rise") and the following affiliates of TPG Rise: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) were presented on the consolidated balance sheets as temporary equity under the caption “Redeemable non-controlling interests,” up until January 2, 2024 as redemption was outside of the control of the Company. Post January 2, 2024, redemption is no longer outside the control of the Company subsequent to the Spin-off and, therefore, the non-controlling interests owned by the TPG Affiliates were presented on the consolidated balance sheets as permanent equity under the caption “non-controlling interests.” As of March 31, 2026 and 2025, the non-controlling interests previously presented on the consolidated balance sheets are no longer presented since TPG exchanged all its remaining the LLC common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company. The exchange of all of TPG’s remaining the LLC common units results in the Company owning 100% of the LLC through its wholly owned subsidiaries. It also triggered a reconsideration event and the Company reevaluated if the LLC still met the definition of a VIE. As of March 31, 2026 and 2025, the Company determined that the LLC no longer meets the definition of a VIE as the Company’s voting rights in the LLC are no longer disproportionate with its equity interests.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for reporting financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. All intercompany transactions and accounts within Nextpower have been eliminated.
As of March 31, 2026, the Company completed a series of reorganization transactions to simplify its U.S. legal entity structure. Through a series of transaction steps, the LLC was terminated as a partnership as of March 31, 2026, and subsequently, the Company's Up-C structure no longer exists as of that date.

NEXTPOWER
Notes to the consolidated financial statements
Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, $7.5 million of payments for certain intangibles previously presented within payment for acquisition, net of cash acquired in the consolidated statement of cash flows for the year ended March 31, 2025, were reclassified to other investing activities. This reclassification had no effect on the previously reported net cash used in investing activity, nor on the total net cash flows, for any periods presented.
The Company's fiscal year ends on March 31. The fiscal years ended March 31, 2026, 2025, and 2024 are also referred to herein as fiscal years 2026, 2025 and 2024, respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying consolidated statements of operations. The Company recognized net foreign currency exchange losses of $7.1 million, $1.4 million and $2.5 million, respectively, during fiscal years 2026, 2025 and 2024, due to unfavorable exchange rate fluctuations in certain currencies.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Estimates are used in accounting for, among other things: impairment of goodwill, impairment of long-lived assets, allowance for credit losses, provision for excess or obsolete inventories, valuation of deferred tax assets, warranty reserves, contingencies, operation-related accruals, fair values of awards granted under stock-based compensation plans and fair values of assets obtained and liabilities assumed in business combinations. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the U.S.-Iran war), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. These estimates may change as new events occur and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the consolidated financial statements.
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
Equity method investment
The Company accounts for investments in entities over which it has significant influence, but no controlling financial interest, using the equity method of accounting. Under the equity method of accounting, the investment is initially recorded at cost, within other assets, on the consolidated balance sheets. The Company participates in a joint venture based in Saudi Arabia that is accounted for under the equity method.

NEXTPOWER
Notes to the consolidated financial statements
The Company re-evaluates the classification of its equity method investment at each balance sheet date and when events or changes in circumstances indicate that there is a change in the Company’s ability to exercise significant influence. Equity method investments are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable.
Derivative instruments
The Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. All derivative instruments are recognized in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. If the derivative instrument is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument is initially recognized in stockholders’ equity as a component of accumulated other comprehensive income, and then recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. For derivative instruments that are not designated as hedging instruments, the changes in the fair value of the derivative instrument are recognized immediately in current earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows.
Revenue recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”) for all periods presented. In applying ASC 606, the Company recognizes revenue from the sale of solar tracker systems, parts, extended warranties on solar tracker systems components and energy yield management systems along with associated maintenance and support. In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) Nextpower satisfies a performance obligation. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time or over time.
The Company’s contracts for specific solar tracker system projects with customers are predominantly accounted for as one performance obligation because the customer is purchasing an integrated service, which includes Nextpower’s overall management of the solar tracker system project and oversight through the installation process to ensure a functioning system is commissioned at the customer’s location. The Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract, which is principally as tracker system components are delivered to the designated project site. Although the Company sources the component parts from third party manufacturers, it obtains control and receives title of such parts before transferring them to the customer because Nextpower is primarily responsible for fulfillment to its customer. The Company’s engineering services and professional services are interdependent with the component parts whereby the parts form an input into a combined output for which it is the principal, and Nextpower could redirect the parts before they are transferred to the customer if needed. The customer owns the work-in-process over the course of the project and Nextpower’s performance enhances a customer-controlled asset, resulting in the recognition of the performance obligation over time. The measure of progress is estimated using an input method based on costs incurred to date on the project as a percentage of total expected costs to be incurred. The costs of materials and hardware components are recognized as control is transferred to the customer, which is typically upon delivery to the customer site. As such, the cost-based input measure is considered the best measure of progress in depicting the Company’s performance in completing a tracker system.
Contracts with customers that result in multiple performance obligations include contracts for the sale of components and solar tracker system project contracts with an extended warranty and/or which include the sale of energy yield management systems.
For contracts related to sale of components, Nextpower’s obligation to the customer is to deliver components that are used by the customer to create a tracker system and does not include engineering or other professional services or the obligation to provide such services in the future. Each component is a distinct performance obligation, and often the components are delivered in batches at different points in time. Nextpower estimates the standalone selling price (“SSP”) of each performance

NEXTPOWER
Notes to the consolidated financial statements
obligation based on a cost plus margin approach. Revenue allocated to a component is recognized at the point in time that control of the component transfers to the customer.
At times, a customer will purchase a service-type warranty with a tracker system project. Nextpower uses a cost plus margin methodology to determine the SSP for both the tracker system project and the extended warranty. The revenue allocated to each performance obligation is recognized over time based on the period over which control transfers. The Company recognizes revenue allocated to the extended warranty on a straight-line basis over the contractual service period, which is generally 10 to 15 years. This period starts once the standard workmanship warranty expires, which is generally 2 to 10 years from the date control of the underlying tracker system components is transferred to the customer. To date, revenues recognized related to extended warranty were not material.
Nextpower generates revenues from sales of its TrueCapture and NX Navigator offerings, which are often sold separately from the tracker system. These systems are generally sold with maintenance services, which include ongoing security updates, upgrades, bug fixes and support. The energy yield management and the maintenance services are separate performance obligations. Nextpower estimates the SSP of the energy yield management solution using an adjusted market approach and estimates the SSP of the maintenance service using a cost plus margin approach. Revenue allocated to the energy yield management is recognized at a point in time upon transfer of control of the energy yield management solution, and revenue allocated to the maintenance service is generally recognized over time on a straight-line basis during the maintenance term. Revenues related to sales of energy yield management were approximately 2% for the fiscal years ended March 31, 2026 and 2025, respectively, and not material for the fiscal year ended March 31, 2024.
Bill-and-hold arrangements
Nextpower recognizes revenue associated with its federal investment tax credit (“ITC”) contracts at a point in time when obligations under the terms of the contract with the customer are satisfied. This generally occurs when title, risk, custody and control have transferred to the customer in line with shipping terms.
In certain situations, the Company recognizes revenue under a bill-and-hold arrangement with its customers. For example, certain customers engage the Company to start a solar project and invest at least 5% of the total project costs, in order to meet the Safe Harbor threshold and qualify for the ITC, before it phases out. As part of the agreement, the components purchased by the customer are stored in a warehouse and segregated from any other inventory type.
During the fiscal year ended March 31, 2026, the Company recognized $144.4 million from certain customers under a bill-and-hold arrangement. No revenue was recognized under a bill-and-hold arrangement during fiscal years 2025 and 2024.
Contract estimates
Accounting for contracts for which revenue is recognized over time requires Nextpower to estimate the expected margin that will be earned on the project. These estimates include assumptions on the cost and availability of materials including variable freight costs. Nextpower reviews and updates its contract-related estimates each reporting period and recognizes changes in estimates on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, Nextpower recognizes the total loss in the period it is identified.
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the consolidated balance sheets. Nextpower’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $533.3 million and $405.9 million as of March 31, 2026 and 2025, respectively, are presented in the consolidated balance sheets, of which $133.9 million and $140.4 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered.
During the fiscal years ended March 31, 2026 and 2025, Nextpower converted $237.0 million and $203.3 million of deferred revenue to revenue, respectively, which represented 69% of the beginning period balance of deferred revenue.

NEXTPOWER
Notes to the consolidated financial statements
Remaining performance obligations
As of March 31, 2026, Nextpower had $410.0 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 75% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
Practical expedients and exemptions
Nextpower has elected to adopt certain practical expedients and exemptions as allowed under ASC 606, such as (i) recording sales commissions as incurred because the amortization period is less than one year, (ii) not adjusting for the effects of significant financing components when the contract term is less than one year, (iii) excluding collected sales tax amounts from the calculation of revenue and (iv) accounting for the costs of shipping and handling activities that are incurred after the customer obtains control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.
Inflation Reduction Act of 2022 (“IRA”) 45X Vendor Rebates and Assignments
On August 16, 2022, the IRA was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions and significantly increased enforcement resources. Section 45X of the Internal Revenue Code (“IRC”) of 1986, as amended, Advanced Manufacturing Production Credit (“45X Credit”), which was established as part of the IRA, is a per-unit tax credit earned over time for each clean energy component domestically produced and sold by a manufacturer. The Company has executed agreements with certain suppliers to grow its U.S. manufacturing footprint. These suppliers produce 45X Credit-eligible parts, including torque tubes and structural fasteners, that will then be incorporated into a solar tracker. The 45X Credit was eligible for domestic parts manufactured after January 1, 2023. The Company has contractually agreed with these suppliers to either share a portion of the economic value of the credit related to Nextpower’s purchases, or assign their credit directly to the Company (“an assignment”) pursuant to Section 6418 of the IRC. The Company accounts for these 45X Credits shared and assigned to the Company as a reduction of the purchase price of the parts acquired from the vendor and therefore a reduction of inventory until the control of the part is transferred to the customer, at which point the Company recognizes such amounts as a reduction of cost of sales on the consolidated statements of operations and comprehensive income (refer to Note 13). 45X Credits assigned to Nextpower are also treated as a reduction to the Company’s federal tax payable as further discussed in Note 12.
During the fourth quarter of fiscal year 2024, the Company determined the amount and collectability of the 45X Credit vendor rebates it expected to receive in accordance with the vendor contracts and recognized a cumulative reduction to cost of sales of $121.4 million related to 45X Credit vendor rebates earned on production of eligible components shipped to projects starting on January 1, 2023 through March 31, 2024. During fiscal years 2026 and 2025, the Company recognized approximately $379.9 million and $224.9 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped.
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

NEXTPOWER
Notes to the consolidated financial statements
Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The fair values of Nextpower’s cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying values due to their short maturities.
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, derivative instruments, and cash and cash equivalents.
Customer credit risk
Nextpower has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring and enforcement of credit limits for new and existing customers. Nextpower performs ongoing credit evaluations of its customers’ financial condition and makes provisions for credit losses based on the outcome of those credit evaluations. Nextpower evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent Nextpower identifies exposures as a result of credit or customer evaluations, Nextpower also reviews other customer related exposures, including but not limited to contract assets, inventory and related contractual obligations.
The following table summarizes the activity in Nextpower’s allowance for credit losses during fiscal years 2026, 2025 and 2024:

	Balance at beginning of year	Charges/ (recoveries) to costs and expenses (1)	Deductions/ Write-Offs	Balance at end of year
Allowance for credit losses:	(In thousands)
Fiscal year ended March 31, 2024	$1,768	$2,197	$(93)	$3,872
Fiscal year ended March 31, 2025	3,872	(2,399)	(1)	1,472
Fiscal year ended March 31, 2026	1,472	1,050	(444)	2,078
(1)Charges and recoveries incurred during fiscal years 2026, 2025 and 2024 are primarily for costs and expenses or bad debt and recoveries related to various distressed customers.
The following table sets forth the revenue from customers that individually accounted for greater than 10% of the Company's revenue and the respective percentages during the periods included below:

	Fiscal year ended March 31,
	2026		2025		2024
	(In millions, except percentages)
Customer G	*	*	*	*	$426.1	17%
* Percentage below 10%
The following table sets forth the percentage of accounts receivable, net and contract assets, from the Company’s largest customers that exceeded 10% of its total accounts receivable, net and contract assets as of the periods included below:

	As of March 31,
	2026	2025	2024
Customer A	*	*	12.4%
Customer G	*	*	15.5%
Former parent	*	11.5%	*
* Percentage below 10%

NEXTPOWER
Notes to the consolidated financial statements
Accounts receivable, net
Nextpower’s accounts receivable are due primarily from solar contractors across the United States and internationally. Credit is extended in the normal course of business based on evaluation of a customer’s financial condition and, generally, collateral is not required. Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 90 days of the invoice date. Management regularly reviews outstanding accounts receivable and provides for estimated losses through an allowance for credit losses. In evaluating the level of the allowance for credit losses, Nextpower makes judgments regarding the customers’ ability to make required payments, economic events and other factors. As the financial conditions of Nextpower’s customers change, circumstances develop or additional information becomes available, adjustments to the allowance for credit losses may be required. When deemed uncollectible, the receivable is charged against the allowance.
Product warranty
Nextpower offers an assurance type warranty for its products against defects in design, materials and workmanship for a period ranging from two to ten years, depending on the component. For these assurance type warranties, a provision for estimated future costs related to warranty expense is recorded when they are probable and reasonably estimable, which is typically when products are delivered. The estimated warranty liability is based on the Company’s warranty model which relies on historical warranty claim information and assumptions based on the nature, frequency and average cost of claims for each product line by project. When little or no experience exists, the estimate is based on comparable product lines and/or estimated potential failure rates. These estimates are based on data from Nextpower specific projects. Estimates related to the outstanding warranty liability are re-evaluated on an ongoing basis using best-available information and revisions are made as necessary.
The following table summarizes the activity related to the estimated accrued warranty reserve for the fiscal years ended March 31, 2026 and 2025:

	As of March 31,
	2026	2025
	(In thousands)
Beginning balance	$17,981	$12,511
Provision for warranties issued	20,325	11,613
Payments	(5,461)	(6,143)
Ending balance	$32,845	$17,981
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

NEXTPOWER
Notes to the consolidated financial statements

	Depreciable life (In years)	As of March 31,
		2026	2025
		(In thousands)
Machinery and equipment	3 - 8	$72,217	$37,929
Leasehold improvements	Up to 5	17,480	10,854
Furniture, fixtures, computer equipment and software	3 - 7	19,439	13,515
Construction-in-progress	—	11,882	18,942
		121,018	81,240
Accumulated depreciation		(42,662)	(20,845)
Property and equipment, net		$78,356	$60,395
Total depreciation expense associated with property and equipment was approximately $18.6 million, $7.9 million, and $4.1 million in fiscal years 2026, 2025 and 2024, respectively.
Nextpower reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing the carrying amount to the lowest level of identifiable projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds the fair value. Management determined there was no impairment for the fiscal years ended March 31, 2026, 2025 and 2024.
Deferred income taxes
Nextpower accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Nextpower recognizes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Nextpower accounts for uncertain income tax positions by recognizing the impact of a tax position in its consolidated financial statements when Nextpower believes it is more likely than not that the tax position would not be sustained upon examination by the appropriate tax authorities based on the technical merits of the position.
Income taxes
The Company operates in numerous states and countries and must allocate its income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, the Company’s provision for income taxes represents its total estimate of the liability for income taxes that the Company has incurred in doing business each year in the jurisdictions in which Nextpower operates. Annually, the Company files tax returns that represent its filing positions with each jurisdiction and settles its tax return liabilities. Each jurisdiction has the right to audit those tax returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. Because the determination of the Company’s annual income tax provision is subject to judgments and estimates, actual results may vary from those recorded in its financial statements. The Company recognizes additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as its estimated liabilities are revised and its actual tax returns and tax audits are completed.
Goodwill and other intangibles assets
In accordance with accounting standards related to business combinations, goodwill is not amortized; however, certain finite-lived identifiable intangible assets, primarily customer relationships and acquired developed technology, are amortized over their estimated useful lives. Nextpower reviews identified intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Nextpower also tests goodwill at

NEXTPOWER
Notes to the consolidated financial statements
least annually for impairment at the beginning of its fourth fiscal quarter. Nextpower's Goodwill is not deductible for tax purposes. Refer to Note 5 for additional information about goodwill and other intangible assets.
Other current assets
Other current assets include short-term deposits and advances of $51.3 million and $50.2 million as of March 31, 2026 and 2025, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Other assets
Other assets include right-of-use assets of $50.9 million and $32.8 million as of March 31, 2026 and 2025, respectively, primarily related to land, building and furniture and fixtures.
Nextpower Arabia, the Company's joint venture with Abdullah Abunayyan Investment Holding ("Abunayyan"), became operational in the fourth quarter of fiscal year 2026. The new joint venture, headquartered in Riyadh, Kingdom of Saudi Arabia will provide tracker system equipment for utility-scale solar power plants across the Middle East and North Africa ("MENA") region. The shareholders of Nextpower Arabia include Nextracker Spain S.L., a wholly-owned subsidiary of the LLC, and Abunayyan. As part of the Joint Venture Agreement, the Company transferred ownership of two Saudi Arabia subsidiaries to Nextpower Arabia. The joint venture shareholders have an equal number of board seats, with the chair position appointed by Abunayyan, which also nominates the chief executive officer. Abunayyan will maintain 51% common stock ownership interest and decisions over the activities of the joint venture are made by its board through a simple majority vote, other than a defined list of reserved matters which require higher approval thresholds. Accordingly, the investment is accounted for under the equity method of accounting.
As of March 31, 2026, the Company's investment in the Nextpower Arabia joint venture totaled $5.7 million, which is classified within other assets on its consolidated balance sheets. Nextpower’s equity in loss of the joint venture for fiscal year 2026 was immaterial and is included in other income, net on the consolidated statements of operations.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $58.2 million and $42.9 million as of March 31, 2026 and 2025, respectively. In addition, accrued expenses also includes $71.9 million and $54.1 million of accrued payroll as of March 31, 2026 and 2025, respectively.
Tax Receivable Agreement and liability
The Tax Receivable Agreement ("TRA") liability related to the amount expected to be paid to the former parent, TPG and the TPG Affiliates pursuant to the TRA (see Note 12) was $393.2 million and $419.4 million, as of March 31, 2026 and 2025, respectively, of which $372.7 million and $394.9 million, respectively, were included in TRA liabilities and $20.5 million and 24.5 million, respectively, were included in other current liabilities on the consolidated balance sheets, representing 85% of the estimated future tax benefits subject to the TRA. Any U.S. federal, state and local income tax or franchise tax that the Company realizes or is deemed to realize (determined by using certain assumptions) as a result of favorable tax attributes, will be available to the Company as a result of certain transactions contemplated in connection with Nextpower’s initial public offering ("IPO"), exchanges of Class A common stock and payments made under the TRA. The actual amount and timing of any payments under the TRA, will vary depending upon a number of factors, including, among others, the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, and the portion of its payments under the TRA constituting imputed interest. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, the Company considers its historical results as well as assumptions related to future forecasts for its various businesses by location. The impact of any changes in the total projected obligations recorded under the TRA as a result of actual changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact its actual tax savings realized will be reflected in income before taxes in the period in which the change occurs. During fiscal years 2026 and 2025, payments of $27.4 million and $15.5 million were made to the former parent, TPG and the TPG Affiliates, which are presented as a financing activity on the consolidated statement of cash flows.

NEXTPOWER
Notes to the consolidated financial statements
Other liabilities
Other liabilities primarily consist of long-term lease liabilities, as disclosed in the "Leases" section below, contingent earnouts for the Company’s acquisitions of $38.6 million and $2.6 million, and the long-term portion of standard product warranty liabilities of $8.0 million and $6.4 million as of March 31, 2026 and 2025, respectively. See Note 14 in the notes to the consolidated financial statements for further detail on the earnouts for the Company’s business acquisitions.
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
Leases
Nextpower is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (i) there is an identified asset, and (ii) the customer has the right to control the use of the identified asset. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for Nextpower’s operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows Nextpower to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option Nextpower is reasonably certain of exercising. Nextpower has also elected the practical expedient to account for the lease and non-lease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments) and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As Nextpower cannot determine the interest rate implicit in the lease for its leases, the Company uses an estimated incremental borrowing rate as of the commencement date in determining the present value of lease payments. The estimated incremental borrowing rate is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of Nextpower’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that Nextpower is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
As of March 31, 2026 and 2025, current operating lease liabilities were $11.9 million and $8.5 million, respectively, which are included in other current liabilities on the consolidated balance sheets and long-term lease liabilities were $41.0 million and $25.6 million, respectively, which are included in other liabilities on the consolidated balance sheets. ROU assets are included in other assets on the consolidated balance sheets. Refer to Note 3 for additional information about Leases.
Recently issued accounting pronouncement
Accounting Standards Update (“ASU”) 2025-11, Interim Reporting—Narrow Scope Improvements: In December 2025, the Financial Accounting Standards Board ("FASB") issued a new accounting standard, to provide clarity and navigability of interim reporting requirements, requiring entities to provide interim financial statements and notes in accordance with U.S. GAAP and added a comprehensive list of interim disclosures required by U.S. GAAP. The new standard is effective for the Company beginning in fiscal year 2029 with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and expects to adopt the new guidance in the first quarter of fiscal year 2029.
ASU 2025-09, Derivatives and Hedging—Hedge Accounting Improvements: In November 2025, the FASB issued a new accounting standard, aiming to better align Hedge Accounting with Risk Management. The update relaxes similar-risk

NEXTPOWER
Notes to the consolidated financial statements
requirements for grouped cash flow hedges, introduces an optional model for choose-your-rate debt, expands cash flow hedge eligibility for nonfinancial forecasts, clarifies the net written option test, and adjusts effectiveness assessment for dual foreign-currency debt hedges by excluding basis adjustments. The new standard is effective for the Company beginning in fiscal year 2028 with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2028 with an immaterial impact on its consolidated financial statements.
ASU 2025-05, Financial Instruments—Credit Losses: In July 2025, the FASB issued a new accounting standard, which provides a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The new standard is effective for the Company beginning in fiscal year 2027 with early adoption permitted. The Company expects to adopt the new guidance in the first quarter of fiscal year 2027 with an immaterial impact on its consolidated financial statements.
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
Recently adopted accounting pronouncement
ASU 2023-09, Improvements to income Tax Disclosures: In December 2023, the FASB issued a new accounting standard to expand the disclosure requirements for income taxes, specifically related to rate reconciliation and income taxes paid. The Company adopted this ASU on a prospective basis for the fiscal year ended March 31, 2026. ASU 2023-09 impacted the presentation for income tax financial statement disclosures, but did not impact the Company’s operating results.
3.Leases
Nextpower has several commitments under operating leases for warehouses, buildings, and equipment. Leases have initial lease terms ranging from approximately one year to eleven years.
The components of lease cost recognized under ASC 842 Leases were as follow (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Operating lease cost	$12,383	$8,049	$2,281
Amounts reported in the consolidated balance sheet as of March 31, 2026 and 2025 were as follows (in thousands, except weighted average lease term and discount rate):

	As of March 31,
	2026	2025
Operating Leases:
Operating lease ROU assets	$50,870	$32,795
Operating lease liabilities	52,858	34,114

Weighted-average remaining lease term (In years)	6.4	4.9

Weighted-average discount rate	5.3%	6.2%

NEXTPOWER
Notes to the consolidated financial statements
Other information related to leases was as follows (in thousands):

	Fiscal year ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,882	$7,780	$2,299

Non-cash investing and financing activity:
Right-of-use assets obtained in exchange of lease liabilities	$28,360	$29,858	$15,873
Reduction of lease liabilities and right-of-use assets from lease termination	—	(8,608)	—
Future lease payments under non-cancellable leases as of March 31, 2026 are as follows (in thousands):

Operating Leases
Fiscal year ended March 31,
2027	$13,159
2028	11,758
2029	10,254
2030	5,906
2031	4,174
Thereafter	17,244
Total undiscounted lease payments	62,495
Less: imputed interest	9,637
Total lease liabilities	$52,858
4.Revenue
The Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextpower’s revenue disaggregated based on timing of transfer-point in time and over time for the fiscal years ended March 31, 2026, 2025 and 2024:

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Timing of Transfer
Point in time	$442,012	$77,037	$35,268
Over time	3,117,378	2,882,160	2,464,573
Total revenue	$3,559,390	$2,959,197	$2,499,841
5.Goodwill and intangible assets
Goodwill
During fiscal year 2026, the additions to the Company’s goodwill are driven by its acquisitions of Bentek Corporation (“Bentek”), OnSight Technology Inc. (“OnSight”), Origami Solar, Inc. (“Origami”) and Fracsun Inc. (“Fracsun”), as further described below in Note 14. The additions to goodwill during fiscal year 2025 are driven by the Company’s acquisitions of Ojjo, Inc. (“Ojjo”) and the solar foundations business held by Solar Pile International (“SPI”).

NEXTPOWER
Notes to the consolidated financial statements
The following table summarizes the activity in the Company’s goodwill during the fiscal year ended March 31, 2026 and 2025 (in thousands):

	As of March 31,
	2026	2025
	(In thousands)
Beginning balance	$371,018	$265,153
Additions	117,932	103,565
Purchase accounting adjustments	—	2,300
Ending balance	$488,950	$371,018
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances, such as when there is a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1 of each fiscal year, and assessed qualitative factors to determine whether it is more likely or not that the fair value of its reporting units is less than its carrying amount. The qualitative assessment required management to make various judgmental assumptions including but not limited to macroeconomic conditions, industry and market considerations, cost factors, financial performances, and change in stock price. Management assessed each factor and evaluated whether the evidence, in aggregate, would indicate that it is more likely than not that the Company’s reporting unit is less than its carrying amount. As a result of the qualitative assessment of its goodwill, the Company determined that no impairment existed as of the dates of the impairment tests because the fair value of its reporting unit exceeded its carrying value.
Other intangible assets
Nextpower amortizes identifiable intangible assets consisting of developed technology, customer relationships, and trade names because these assets have finite lives. Nextpower’s intangible assets are amortized on a straight-line basis over the estimated useful lives. The basis of amortization approximates the pattern in which the assets are utilized over their estimated useful lives. No residual value is estimated for any intangible assets.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The fair value of Nextpower’s intangible assets is determined based on management’s estimates of cash flows and recoverability. Nextpower reviewed the carrying value of its intangible assets as of March 31, 2026 and 2025, and concluded that such amounts continued to be recoverable.
The components of identifiable intangible assets are as follows (in thousands):

		As of March 31, 2026			As of March 31, 2025
	Weighted-average remaining useful life (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	8.6	$72,673	$(8,784)	$63,889	$39,200	$(2,394)	$36,806
Customer relationships	3.1	19,159	(7,022)	12,137	18,000	(2,779)	15,221
Trade names and other intangibles	1.6	5,157	(3,137)	2,020	3,018	(1,804)	1,214
Total		$96,989	$(18,943)	$78,046	$60,218	$(6,977)	$53,241

NEXTPOWER
Notes to the consolidated financial statements
The gross carrying amount of intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the fiscal years ended March 31, 2026, 2025 and 2024 are as follows:

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Cost of sales	$6,742	$2,744	$275
Selling general and administrative expense	5,225	2,779	—
Total amortization expense	$11,967	$5,523	$275
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of March 31, 2026 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2027	$12,892
2028	11,604
2029	11,236
2030	8,282
2031	7,461
Thereafter	26,553
Total amortization expense	$78,028
6.The Transactions
The Company and the LLC completed the following reorganization and other transactions in connection with the IPO (collectively, referred to as the “Transactions”):
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
•Immediately prior to the closing of the IPO, the LLC made a distribution in an aggregate amount of $175.0 million (the “LLC Distribution”). With respect to such LLC Distribution, $21.7 million was distributed to TPG Rise and $153.3 million to Yuma and Yuma Sub in accordance with their pro rata units of the LLC. The LLC Distribution was financed, in part, with net proceeds from the $150.0 million term loan under the senior credit facility with a syndicate of banks (as amended from time to time, the "Prior Credit Agreement"), as further discussed in Note 9.
•The Company used all the net proceeds from the IPO ($693.8 million) to purchase 30,590,000 the LLC common units from Yuma at a price per unit equal to $22.68.
•In connection with Yuma’s transfer to the Company of 30,590,000 the LLC common units, a corresponding number of shares of the Company’s Class B common stock held by Yuma were canceled.
•In connection with the IPO, the Company's repurchased all 100 shares of common stock previously issued to Yuma for an immaterial amount.

NEXTPOWER
Notes to the consolidated financial statements
On February 8, 2023, the Company amended and restated its certificate of incorporation to, among other things, authorize 900,000,000 shares of $0.0001 par value Class A common stock, 500,000,000 shares of $0.0001 par value Class B common stock, and 50,000,000 shares of par value $0.0001 preferred stock.
On February 13, 2023, the members of the LLC entered into the Third Amended and Restated Limited Liability Company Agreement of the LLC (the "LLC Agreement") to, among other things, effect the Transactions described above and to appoint the Company as the managing member of the LLC. As of March 31, 2024, the Company beneficially owned 140,773,223 the LLC common units after the completion of the IPO, the Transactions, the follow-on offering and the Spin Transactions described below.
The 2023 follow-on offering
On July 3, 2023, Nextpower completed an underwritten offering of 18,150,000 shares of Class A common stock, of which 15,631,562 shares were offered and sold by the Company and 2,518,438 shares were offered and sold by certain of the Company’s stockholders for approximately $662.5 million in total gross proceeds, including the full exercise of the underwriters’ option to purchase additional shares of Class A common stock. The Company received net proceeds of $552.0 million. The entire net proceeds from the sale of shares by Nextpower were used by Nextpower to acquire 14,025,000 the LLC common units from Yuma, and 1,606,562 the LLC common units from TPG Rise. Simultaneously, 14,025,000 and 1,606,562 shares of Class B common stock were surrendered by Flex and TPG, respectively, and cancelled.
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
•The Company beneficially owned 62,053,870 the LLC units, representing approximately 42.91% of the total common units of the LLC.
Exchange Agreement
The Company, the LLC, Yuma, Yuma Sub and TPG entered into an exchange agreement (the “Exchange Agreement”) under which Yuma, Yuma Sub and TPG (or certain permitted transferees thereof) have the right, subject to the terms of the Exchange Agreement, to require the LLC to exchange the LLC common units (together with a corresponding number of shares of Class B common stock) for newly-issued shares of Class A common stock of the Company on a basis, or, in the alternative, the Company may elect to exchange such LLC common units (together with a corresponding number of shares of Nextpower Class B common stock) for cash equal to the product of (i) the number of the LLC common units (together with a corresponding number of shares of Class B common stock) being exchanged, (ii) the then-applicable exchange rate under the Exchange Agreement (which will initially be one and is subject to adjustment) and (iii) the Class A common stock value (based on the market price of Nextpower's Class A common stock), subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and other similar transactions; provided further, that in the event of an exchange request by an exchanging holder, Nextpower may at its option effect a direct exchange of shares of Class A common stock for the LLC common units and shares of Class B common stock in lieu of such exchange or make a cash payment to such exchanging holder, in each case pursuant to the same economic terms applicable to an exchange between the exchanging holder and the LLC. As the LLC interests are redeemable upon the occurrence of an event not solely within the control of the Company, such interests are presented in temporary equity on the consolidated balance sheets.
The Separation Transactions
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextpower pursuant to the Merger Agreement to be effected through the following transactions (together, the “Spin Transactions”): (i) a court-approved capital reduction of Flex to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”), which was a wholly-owned subsidiary of Flex that, directly or indirectly, held all of Flex’s remaining interest in Nextpower, by way of a distribution in specie to Flex shareholders (the “Spin Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition

NEXTPOWER
Notes to the consolidated financial statements
Corp., with Yuma surviving the merger as a wholly-owned subsidiary of Nextpower (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger would automatically convert into the right to receive a number of shares of the Company's Class A common stock based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Nextpower's Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextpower, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextpower, undertaken shortly following the completion of the Merger.
On January 2, 2024, Flex completed the spin-off of all of its remaining interests in Nextpower to Flex shareholders. Immediately prior to the spin-off, Flex held 100% of the shares of Yuma Common Stock, and Yuma held, directly and indirectly through Yuma Sub, (i) 74,432,619 shares of Nextpower’s Class B common stock, par value $0.0001 per share, representing approximately 51.48% of the total outstanding shares of Nextpower’s common stock, based on the number of shares of Nextpower’s common stock outstanding as of December 29, 2023 and (ii) 74,432,619 of the common units of the LLC, representing approximately 51.48% of the economic interest in the business of Nextpower.
In addition to the Spin Distribution, Flex and Nextpower consummated the Merger, with Yuma surviving the Merger as a wholly-owned subsidiary of Nextpower. As a result of the Merger, each share of Yuma Common Stock issued and outstanding as of immediately prior to the closing of the Merger was automatically converted into the right to receive a number of shares of Class A common stock of the Company, based on an Exchange Ratio (as defined below), with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock of the Company in accordance with the terms of the Merger Agreement. The “Exchange Ratio” is equal to the quotient of (i) 74,432,619, which is the number of shares of Class A common stock of Nextpower held by Yuma and Yuma Sub (assuming the exchange by Yuma and Yuma Sub of all the LLC common units, together with a corresponding number of shares of Class B common stock of the Company held by Yuma and Yuma Sub, for shares of Class A common stock of the Company) divided by (ii) the number of issued and outstanding shares of Yuma Common Stock immediately prior to the effective time of the Merger.
As the Merger represents a business combination of entities under common control, the transaction was accounted for in accordance with ASC 805-50, Business Combinations – Related Issues. Upon consummation of the Merger, the assets and liabilities of Yuma, particularly the redeemable interest in Nextpower, were recognized at their carrying value on the date of transfer as a transaction under common control. Once acquired, the redeemable noncontrolling interest was derecognized at its carrying amount. In addition, the Company recognized the issuance of its Class A common stock as consideration of the acquisition of Yuma, with the difference between the carrying value of the redeemable noncontrolling interest acquired and the par value of the Class A common stock recorded in additional paid-in capital.
On February 5, 2025, TPG exchanged all its remaining the LLC common units, together with a corresponding number of shares of Class B common stock of the Company, for shares of Class A common stock of the Company.
Up-C restructuring
As of March 31, 2026, the Company completed a series of reorganization transactions to simplify its U.S. legal entity structure. Through a series of transaction steps, the LLC was terminated as partnership as of March 31, 2026, and subsequently, the Company's Up-C structure no longer exists as of that date.
Tax distributions
During fiscal years 2026, 2025 and 2024, and pursuant to the LLC Agreement, the LLC made a pro rata tax distributions cash payment to its former non-controlling interest holders in the aggregate amount of approximately $3.0 million, $6.1 million and $66.9 million, respectively.
7.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextpower LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors, and consultants of the Company. Additionally, in connection with the Company's IPO in February 2023, the Company approved the Second Amended and Restated 2022 Nextpower Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of the LLC, relate to Class A common stock of Nextpower for periods from and after the closing of the IPO.

NEXTPOWER
Notes to the consolidated financial statements
The 2022 Plan is administered by the Board or such other committee appointed by the Board. Awards granted under the 2022 Plan expire no more than 10 years from the grant date. The 2022 Plan authorized the grant of 24.0 million equity-based awards. As of March 31, 2026, the Company had approximately 11.5 million equity-based awards available for grant under the 2022 Plan.
During fiscal year 2026, the Company granted the following three types of equity-based compensation awards to its employees under the 2022 Plan:
•Restricted incentive unit awards ("RSU"), whereby vesting is generally contingent upon time-based vesting with continued service up to a four-year period from the grant date, with a portion of the awards vesting at the end of each year.
•Options awards, whereby such awards will cliff-vest on the third anniversary of the grant date, subject generally to continuous service through vesting date; and
•Performance based vesting awards ("PSUs") whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2028, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0 - 300% of such PSUs ultimately vesting. The earned PSUs will cliff-vest on March 31, 2028.
The service period of RSU, options and PSU awards granted in fiscal years 2025 and 2024 is three years.
On the date any performance-based vesting requirement is satisfied, the award holder will become vested in the number of awards that have satisfied the time-based vesting requirement, if any.
Stock-based compensation expense
The following table summarizes the Company’s stock-based compensation expense:

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Cost of sales	$16,696	$11,927	$10,764
Selling, general and administrative expenses	92,004	98,532	38,325
Research and development	11,598	8,421	7,694
Total stock-based compensation expense	$120,298	$118,880	$56,783
During fiscal years 2026 and 2025, the Company recognized net incremental stock-based compensation expense of approximately $3.4 million and $14.8 million, respectively, for certain PSU awards for which the performance conditions were achieved. Such expenses are included in the amounts above.
As of March 31, 2026, the total unrecognized compensation expense for unvested awards under the 2022 Plan and the related weighted average remaining period is summarized as follow:

	Unrecognized compensation expense (in thousands)	Weighted average remaining period (in years)
Options	$8,264	1.6
RSU	121,502	2.2
PSU	52,367	1.8
Total unrecognized compensation expense	$182,133
Determining fair value — RSU awards
Valuation and Amortization Method - The Company determined the fair value of RSUs granted in fiscal years 2026, 2025 and 2024 under the 2022 Plan based on the closing price per share of its Class A common stock as of the grant date of the awards. The compensation expense is generally recognized on a straight-line basis over the respective vesting period.

NEXTPOWER
Notes to the consolidated financial statements
Determining fair value — Options and PSU awards
Valuation - The Company estimated the fair value of Options awards granted in fiscal years 2026, 2025 and 2024 under the 2022 Plan, using a Black-Scholes option pricing model.
The fair values of PSU awards granted in fiscal years 2026, 2025 and 2024, under the 2022 Plan, were estimated using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards.
Expected volatility - Volatility used in the Black-Scholes option pricing, or in the Monte Carlo simulation, is derived from the historical volatility of Nextpower’s Peer Group.
Risk-Free Rate assumptions - The Company bases the risk-free interest rate used in the Monte Carlo simulation based on the continuously compounded risk-free rate in the Monte Carlo simulations to calculate the drift rate of the Company and peer group stock prices. The risk-free rate of return was calculated using the U.S. Treasury daily yield curve.
The fair value of the Company’s awards granted under the 2022 Plan was estimated based on the following assumptions:

	Fiscal year ended March 31,
	2026	2025	2024
Expected volatility	55.0%	52% - 60%	65.0%
Expected dividends	—%	—%	—%
Risk-free interest rate	3.9% - 4.2%	4.4% - 5.0%	3.8% - 4.6%
Awards activity
The following table summarizes the RSU awards activity under the 2022 Plan for the fiscal year ended March 31, 2026:

	Fiscal year ended March 31,
	2026
	Number of RSUs	Weighted average grant date fair value per share
Unvested RSU awards outstanding, beginning of fiscal year	3,240,371	$37.04
Granted	1,633,719	69.19
Vested	(1,528,957)	32.38
Forfeited (1)	(246,378)	46.39
Unvested RSU awards outstanding, end of fiscal year	3,098,755	$55.78
(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of RSU awards granted during the fiscal years ended March 31, 2025 and 2024 was $41.52 and $41.55 per award, respectively. The total fair value of RSU awards vested during the fiscal years ended March 31, 2026, 2025 and 2024 was $88.2 million, $30.3 million and $13.2 million, respectively.
The following table summarizes the PSU awards activity under the 2022 Plan for the fiscal year ended March 31, 2026:

	Fiscal year ended March 31,
	2026
	Number of PSUs	Weighted average grant date fair value per share
Unvested PSU awards outstanding, beginning of fiscal year	1,919,723	$59.70
Granted (1)	1,090,085	75.92
Vested (2)	(2,217,548)	64.05
Unvested PSU awards outstanding, end of fiscal year	792,260	$67.09
(1)Includes 260,730 PSU awards representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for the third tranche of PSU awards granted in fiscal year 2023; also includes 436,675 PSU awards

NEXTPOWER
Notes to the consolidated financial statements
representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for PSU awards granted in fiscal year 2024. Excludes PSU awards representing the number of awards expected to be achieved above target levels based on management's best estimate as of March 31, 2026 for the achievement of certain metrics specific to the Company related to PSU awards granted in fiscal years 2025 and 2026.
(2)Includes 260,730 PSU awards representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for the third tranche of PSU awards granted in fiscal year 2023; also includes 873,350 PSU awards representing the number of awards achieved above target levels based on the achievement of the performance-based metrics for PSU awards granted in fiscal year 2024.
The weighted average grant date fair value of the PSU awards granted during the fiscal years ended March 31, 2025 and 2024 was $74.18 and $54.77 per award, respectively. The total fair value of PSU awards that vested during the fiscal year ended March 31, 2026 was $163.1 million. No PSU awards vested during the fiscal years ended March 31, 2025 and 2024.
Additional information for the PSUs awarded in fiscals year 2026 and 2025 is further detailed in the table below:

				Range of shares that may be issued (1)
Year of grant	Performance end date	Targeted number of awards as of March 31, 2026	Weighted average grant date fair value per share	Minimum	Maximum
Fiscal Year 2025	March 31, 2027	399,580	$58.30	380,600	761,200
Fiscal Year 2026	March 31, 2028	392,680	$76.04	589,020	1,178,040
(1)Represents the range of potential payout based on the best estimates of the achievement of certain metrics specific to the Company as of March 31, 2026.

The following table summarizes the Options awards activity under the 2022 Plan for the fiscal year ended March 31, 2026:

	Fiscal year ended March 31,
	2026
	Number of Options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Options awards outstanding, beginning of fiscal year	3,362,498	$25.85
Granted	185,255	56.05
Exercised	(712)	7.36
Forfeited (1)	(26,191)	21.00
Options awards outstanding, end of fiscal year	3,520,850	$27.48	2.8	$327,685
Options awards exercisable as of end of fiscal year	316,280	$21.00	0.9	$31,486
Options awards vested and expected to vest, end of fiscal year	3,520,850	$27.48	2.8	$327,685
(1)Awards forfeited due to employee terminations.
The weighted average grant date fair value of Options awards granted during the fiscal years ended March 31, 2026, 2025 and 2024 was $32.60, $29.05 and $24.95 per award, respectively. The aggregate intrinsic value of Options awards exercised during the fiscal years ended March 31, 2026 and 2025 was $0.1 million and $0.6 million, respectively. The total fair value of Options awards vested during the fiscal years ended March 31, 2026 and 2025 was immaterial. No Options awards were vested or exercised during the fiscal year ended March 31, 2024. Cash received from Options awards exercised and the tax benefit for the tax deductions from Option awards exercised during the fiscal years ended March 31, 2026 and 2025 was immaterial.

NEXTPOWER
Notes to the consolidated financial statements
The following table presents the composition of options outstanding and exercisable as of March 31, 2026:

	Options outstanding			Options exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
<$20	—	N/A	$—	—	N/A
$20.00 - $40.00	2,590,241	1.0	21.00	316,280	21.00
$40.00 - $60.00	930,609	8.0	45.52	—	N/A
	3,520,850	2.8	$27.48	316,280	$21.00
Out of the 3.5 million options outstanding as of March 31, 2026, approximately 2.6 million options were granted in fiscal year 2023 whereby vesting was tied to certain performance metrics specific to the Company.
Share Repurchase Program
In January 2026, our board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of our outstanding shares of Class A common stock. The share repurchase program has a term of three years and may be modified, suspended, or terminated at any time. The number of shares to be repurchased and the timing of repurchases will be determined by us at our discretion and will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with our working capital requirements, general business conditions, and other factors.
During fiscal year 2026, the Company repurchased and subsequently retired an immaterial number of shares of its Class A common stock for an aggregate amount, including commissions, of $0.4 million under the share repurchase program. As of March 31, 2026, approximately $499.6 million of the originally authorized amount under the share repurchase program remained available for future repurchases.
8.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income available to Nextpower Inc. common stockholders by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
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

NEXTPOWER
Notes to the consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Fiscal year ended March 31, 2026			Fiscal year ended March 31, 2025			Fiscal year ended March 31, 2024
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income attributable to Nextpower Inc. common stockholders	$585,883	147,976,256	$3.96	$509,168	143,539,344	$3.55	$306,241	77,067,639	$3.97

Effect of Dilutive Impact
Common stock equivalents from Options awards (1)		2,029,255			1,198,258			1,089,554
Common stock equivalents from RSUs (2)		1,489,464			1,349,145			1,268,923
Common stock equivalents from PSUs (3)		1,215,058			1,287,558			558,733
Income attributable to non-controlling interests and common stock equivalent from Class B common stock	$—	—		$8,078	1,901,645		$189,974	67,299,481

Diluted EPS
Net income	$585,883	152,710,033	$3.84	$517,246	149,275,950	$3.47	$496,215	147,284,330	$3.37

NEXTPOWER
Notes to the consolidated financial statements
(1)During the fiscal years ended March 31, 2026, 2025 and 2024, no Options awards and approximately 0.7 million and 0.5 million Options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the fiscal years ended March 31, 2026, 2025 and 2024, an immaterial amount of RSU awards, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the fiscal years ended March 31, 2026, 2025 and 2024, no PSU awards and an immaterial amount of PSU awards and no PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
9.Credit facilities and other financing arrangements
Credit facilities
On September 8, 2025, the Company and the LLC, as the borrower, entered into a credit agreement (the “New Credit Agreement”), which replaced the prior credit agreement originally entered into by the Company on February 13, 2023 (as amended from time to time, the “Prior Credit Agreement”). The New Credit Agreement provides for an unsecured revolving credit facility (the “New Revolving Credit Facility”) that matures on September 8, 2030 (the “Maturity Date”). The initial maximum aggregate principal amount available under the New Revolving Credit Facility is $1.0 billion. Subject to the satisfaction of certain conditions, the LLC may request an increase in the aggregate amount available under the New Revolving Credit Facility of up to $250.0 million at any time. The New Revolving Credit Facility provides for sub-facilities for the issuances of letters of credit in an aggregate amount not to exceed $500.0 million and swingline loans not to exceed $150.0 million in the aggregate.
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
As a result of the New Credit Agreement, the Company capitalized approximately $2.0 million of issuance costs related to the New Revolving Credit Facility, which were included in other assets in the consolidated balance sheets and will be amortized over the term of the New Credit Agreement. As of March 31, 2026, the Company had approximately $922.1 million available under the New Revolving Credit Facility, net of 77.9 million of outstanding letters of credit. The Company was in compliance with all applicable covenants as of March 31, 2026.
Concurrently with the closing of the New Credit Agreement, the Company voluntarily terminated the Prior Credit Agreement, and all revolving commitments and all revolving loans under the Prior Credit Agreement, including all accrued interest or fees, have been paid and terminated in full as of September 8, 2025. The Prior Credit Agreement provided for a secured revolving credit facility in an aggregate principal amount of up to $500.0 million, of which no amounts were drawn as of termination. In conjunction with the termination, the Company wrote off all unamortized issuance costs related to the Prior Credit Agreement as of September 8, 2025 and as a result recorded a total loss of approximately $5.8 million, including debt extinguishment costs and transaction costs, in other income, net on its consolidated statements of operations for the fiscal year ended March 31, 2026. The Company incurred no termination penalties in connection with the early termination of the Prior Credit Agreement.
Supplier finance programs
The Company participates in various supplier finance programs administered by a third-party financial institution. Under such programs, certain suppliers may, at their sole discretion, elect to sell one or more of their receivables from the Company to a

NEXTPOWER
Notes to the consolidated financial statements
financial institution. The Company’s payment obligations to the financial institution are not accelerated and remain subject to the original contractual terms agreed with the supplier. The Company does not provide guarantees or collateral in connection with these arrangements. Amounts payable under the programs are included in accounts payable on the consolidated balance sheets and payments made under the programs are reported as operating activities on the consolidated statements of cash flows. The Company’s outstanding amount payable confirmed as valid under its supplier finance programs for the fiscal year ended March 31, 2026 was $213.3 million.
10.Supplemental cash flow disclosures
The following table represents supplemental cash flow disclosures of income taxes paid, interest paid, and non-cash investing and financing activities:

	Fiscal year ended March 31,
	2026	2025	2024
Supplemental disclosure:	(In thousands)
Income taxes paid (1)	$64,586	$125,519	$28,551
Interest paid	—	10,319	10,654
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,159	$1,663	$1,596
Fair value of contingent considerations as of acquisition dates	29,930	2,550	—
Acquisition deferred purchase price	2,674	14,000	—
Net liabilities contributed to joint venture	4,780	—	—
Transfers from property and equipment, net to inventories	8,153	—	—
Transfers from other assets to other intangible assets, net	2,000	—	—
TRA revaluation	—	7,635	23,823
Stock-based compensation tax benefits	—	1,698	—
Unpaid distribution to former non-controlling interest holders	—	3,010	—
Other equity	—	3,476	—
Reclassification of redeemable non-controlling interest	—	—	622,292
(1)Amounts presented in fiscal years 2026 and 2025 were net of transfer and assignment of 45X Credit of $130.1 million and $63.8 million, respectively.
11.Commitments and contingencies
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
On February 6, 2024, pursuant to the LLC Agreement, the LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Sub. As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextpower Inc. On February 21, 2025, Flex and Flextronics International USA, Inc. (collectively “Flex Plaintiffs”) filed suit in the Delaware Court of Chancery, alleging that Flex Plaintiffs are entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub on February 6, 2024 under the terms of the contracts governing the Spin-off. The complaint asserts claims against Nextpower, the LLC, Yuma Acquisition Sub LLC and Yuma Sub (collectively “Defendants”) for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment. On January 21, 2026, the court issued a memorandum opinion granting Defendants’ motion to dismiss the complaint. On February 16, 2026, Flex Plaintiffs filed a notice of appeal with the Delaware Supreme Court. Briefing on appeal will be completed by May 19, 2026.

NEXTPOWER
Notes to the consolidated financial statements
Based on the current procedural posture of this matter, including the court’s memorandum opinion granting Defendants’ motion to dismiss and the subsequent appeal, Nextpower is unable to reasonably estimate a loss, if any, arising from this matter.
On December 27, 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder in the U.S. District Court for the Northern District of California, naming as defendants Nextpower and certain of the Nextpower officers, alleging that defendants made false and misleading statements about our business, financial results and prospects. The plaintiffs sought unspecified monetary damages and other relief on behalf of the purported class. On March 9, 2026, the court granted defendants’ motion to dismiss the complaint while allowing plaintiffs leave to amend. On April 6, 2026, plaintiffs served notice that they would not file an amended complaint. On April 13, 2026, the court dismissed the action with prejudice and entered judgment in favor of Nextpower and all other defendants. Plaintiffs had until May 13, 2026 to file an appeal. Plaintiffs did not appeal the judgment and the judgment is therefore final.
On January 23, 2025 and March 18, 2025, purported stockholders of Nextpower filed stockholder derivative actions against the Nextpower directors and certain of its officers in the U.S. District Court for the Northern District of California based on factual allegations similar to those underlying the securities class action described above. The derivative actions assert claims on behalf of Nextpower for, among other things, violations of the federal securities laws and breaches of fiduciary duties, and seek damages and restitution to be paid to Nextpower by the individual defendants, governance changes and attorney’s fees and costs. The derivative cases were stayed pending resolution of the securities class action. On May 14, 2026, following the final judgment in favor of all defendants in the related securities class action, the parties filed a stipulation requesting that the court dismiss the derivative cases without prejudice, which the court granted on May 15, 2026.
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

NEXTPOWER
Notes to the consolidated financial statements
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
12.Income taxes
As disclosed in Note 2, the Company adopted ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, for the annual disclosures for the fiscal year ended March 31, 2026 on a prospective basis. Comparative financial information for prior periods has not been recast and continues to be reported under the accounting standards in effect for those periods.
The domestic and foreign components of income before income taxes were comprised of the following:

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Domestic	$634,828	$620,166	$576,009
Foreign	78,998	27,850	31,988
Total	$713,826	$648,016	$607,997

NEXTPOWER
Notes to the consolidated financial statements
The provision for income taxes for fiscal year 2026 consisted of the following, subsequent to the adoption of ASU 2023-09:

Fiscal year ended March 31, 2026
Current:	(In thousands)
Federal	$105,229
State	8,356
Foreign	14,581
Total	128,166

Deferred:
Federal	$11,045
State	(3,506)
Foreign	(7,762)
Total	(223)

Provision for income taxes	$127,943
The provision for income taxes for fiscal years 2025 and 2024 consisted of the following, prior to the adoption of ASU 2023-09:

	Fiscal year ended March 31,
	2025	2024
Current:	(In thousands)
Domestic	$132,181	$65,286
Foreign	11,486	7,904
Total	143,667	73,190

Deferred:
Domestic	$(13,452)	$30,496
Foreign	555	8,096
Total	(12,897)	38,592

Provision for income taxes	$130,770	$111,782

NEXTPOWER
Notes to the consolidated financial statements
The domestic statutory income tax rate was 21% in fiscal years 2026, 2025 and 2024. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows, subsequent to the adoption of ASU 2023-09 (in thousands, except percentages):

	Fiscal year ended March 31, 2026
	Amount	Percent
U.S. federal tax at statutory rate	$149,903	21.0%
State and local income taxes, net of federal income tax effect (1)	5,710	0.8%
Foreign tax effects:
Spain
Transfer pricing adjustment	(13,680)	(1.9)%
Other	5,380	0.8%
Other foreign jurisdictions	(1,043)	(0.1)%
Effects of cross-border tax laws
Foreign-derived intangible income	(15,208)	(2.1)%
Tax credits	(9,180)	(1.3)%
Nontaxable or nondeductible items:
Stock-based compensation expense (2)	6,117	0.9%
Other	(56)	—%
Total provision for income taxes and effective tax rate	$127,943	17.9%
(1)State and local taxes in Arizona, California, Illinois, Indiana, and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.
(2)Includes amounts related to non-deductible stock-based compensation, non-deductible executive compensation, and excess tax benefits or shortfalls from stock-based compensation. The total includes $8.7 million related to excess tax benefits on current year vested and exercised awards.
The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows, prior to the adoption of ASU 2023-09:

	Fiscal year ended March 31,
	2025	2024
	(In thousands)
Income taxes based on domestic statutory rates	$136,083	$127,679
Effect of tax rate differential	1,682	2,165
Foreign-derived intangible income deduction	(20,747)	(9,055)
Foreign disregarded entities	6,261	5,574
Change in TRA liability	23	(12,416)
Amount allocated to non-controlling interest	(1,702)	(41,348)
Stock-based compensation	7,097	—
State	15,314	7,810
Change in state effective rate	(7,494)	31,279
Other	(5,747)	94
Provision for income taxes	$130,770	$111,782

NEXTPOWER
Notes to the consolidated financial statements
The amounts of income taxes paid by jurisdiction for the fiscal year ended March 31, 2026, subsequent to the adoption of ASU 2023-09 (in thousands):

Fiscal year ended March 31, 2026
Federal (1)	$160,629
State and Local	27,455
Foreign	8,074
Total income taxes paid	$196,158
(1)Includes assigned or transferred 45X Federal Tax Credits of $130.1 million.
The components of deferred income taxes are as follows:

	As of March 31,
	2026	2025
Deferred tax liabilities:	(In thousands)
Foreign taxes	$(20,908)	$(18,128)
Fixed assets	(3,410)	(2,871)
Intangible assets	(13,704)	(10,329)
Others	(12,081)	(4,047)
Total deferred tax liabilities	(50,103)	(35,375)
Deferred tax assets:
Stock-based compensation	19,186	24,125
Deferred revenue	22,446	—
Capitalized research and development	47,117	—
Goodwill	289,986	—
Net operating loss and other carryforwards	27,293	23,417
Investment in the LLC	—	435,802
TRA liability	60,524	—
Interest deduction on investment in the LLC	40,483	28,267
Foreign tax credits	17,065	13,632
Others	37,828	9,962
Total deferred tax assets	561,928	535,205
Valuation allowances	(1,253)	(1,052)
Total deferred tax assets, net of valuation allowances	560,675	534,153

Net deferred tax asset	$510,572	$498,778

The net deferred tax asset is classified as follows:
Long-term asset	$511,815	$498,778
Long-term liability	(1,243)	—
Total	$510,572	$498,778
As of March 31, 2026, the Company has terminated the status of the LLC as a partnership for U.S. federal income tax purposes, as such, the investment in the LLC deferred tax asset of $435.8 million, as of March 31, 2025, was recast into separate components including a goodwill deferred tax asset of $290.0 million. The Company has recorded deferred tax assets of

NEXTPOWER
Notes to the consolidated financial statements
approximately $27.3 million related to tax losses and other carryforwards. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards	Amount
Fiscal year	(In millions)
2027 - 2032	$2,847
2033 - 2038	253
2039 - Post	827
Indefinite	23,366
Total	$27,293
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, for the fiscal year ended March 31, 2026, no material change to the valuation allowance account of $1.3 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
As of March 31, 2026, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $124.3 million of undistributed foreign earnings, recording a deferred tax liability of approximately $8.9 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Balance, beginning of fiscal year	$1,118	$349	$434
Increase / (decrease) to tax positions in prior period	—	(4)	(85)
Increase due to business combinations	547	1,118	—
Lapse of statute of limitations	—	(345)	—
Balance, end of fiscal year	$1,665	$1,118	$349
Nextpower and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, Nextpower is no longer subject to income tax examinations by tax authorities for years before 2018.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. The Company had immaterial accrued interest and penalties as of March 31, 2026 and 2025, respectively. To the extent taxes are not assessed with respect to uncertain tax positions, substantially all amounts accrued (including interest and penalties) will be reduced and reflected as a reduction of the overall income tax provision.
The Company has entered into 45X Credit transfer and assignment agreements with certain suppliers which resulted in an offset of the Company’s federal tax payable by $130.1 million and $63.8 million for the fiscal years ended March 31, 2026 and 2025, respectively.
Tax Receivable Agreement
On February 13, 2023, Nextpower Inc. entered into the TRA with the LLC, Yuma, Yuma Sub, TPG Rise and the TPG Affiliates. The TRA provides for the payment by Nextpower Inc. to Yuma, Yuma Sub, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that Nextpower Inc. is deemed to realize under certain circumstances as a result of (i) its allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of outstanding Series A Preferred Units or common units of the LLC (collectively, the “LLC Units”), including as part of the Transactions or under the Exchange Agreement, (ii) increases in tax basis resulting from exchanges or acquisitions of LLC Units and shares of Nextpower Inc.’s Class B common stock (including as part of the Transactions or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG Rise that each merged with a separate direct, wholly-owned subsidiary of Nextpower Inc., as part of the Transactions, and (iv)

NEXTPOWER
Notes to the consolidated financial statements
certain other tax benefits related to Nextpower Inc. entering into the TRA, including tax benefits attributable to payments under the TRA. Prior to the Spin-off, Yuma and Yuma Sub assigned their respective rights under the TRA to an entity that remains an affiliate of the former parent.
As of March 31, 2026 and 2025, a liability of $393.2 million and $419.4 million, respectively, was recorded for the expected amount to be paid to the affiliate of the former parent, TPG and the TPG affiliates, of which $372.7 million and $394.9 million, respectively, were included in TRA liabilities and $20.5 million and $24.5 million, respectively, were included in other current liabilities on the consolidated balance sheets.
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
Tax distributions
During fiscal years 2026, 2025 and 2024 and pursuant to the LLC Agreement, the LLC made pro rata tax distributions cash payment to its former non-controlling interest holders in the aggregate amount of approximately $3.0 million, $6.1 million, and $66.9 million, respectively.
13.Segment reporting
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
For all periods presented, Nextpower has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the fiscal years ended March 31, 2026, 2025 and

NEXTPOWER
Notes to the consolidated financial statements
2024 (prior year segment expenses have been reclassified to separately present tariffs to be consistent with the current year presentation):

	Fiscal year ended March 31,
	2026	2025	2024
	(In thousands)
Revenue	$3,559,390	$2,959,197	$2,499,841
Less:
Material cost	2,226,920	1,799,343	1,498,699
45X vendor credits	(379,874)	(224,879)	(121,405)
Tariffs	130,406	19,729	16,775
Freight, labor and other cost of sales	421,843	356,179	292,723
Selling, general and administrative expenses	341,920	290,321	183,571
Research and development	120,909	79,392	42,360
Interest expense	2,623	13,096	13,820
Other income, net	(19,183)	(22,000)	(34,699)
Provision for income taxes	127,943	130,770	111,782
Net income	$585,883	$517,246	$496,215
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Fiscal year ended March 31,
	2026		2025		2024
Revenue:	(In thousands, except percentages)
U.S.	$2,730,699	77%	$2,031,603	69%	$1,702,611	68%
Rest of the World	828,691	23%	927,594	31%	797,230	32%
Total	$3,559,390		$2,959,197		$2,499,841
The United States is the principal country of domicile.
The following table summarizes the countries that accounted for more than 10% of revenue in fiscal years 2026, 2025 and 2024. Revenue is attributable to the countries to which the products are shipped.

	Fiscal year ended March 31,
	2026		2025		2024
Revenue:	(In thousands, except percentages)
U.S.	$2,730,699	77%	$2,031,603	69%	$1,702,611	68%
Brazil	—	*	—	*	281,272	11%
* Percentage below 10%
No other country accounted for more than 10% of revenue for the fiscal years presented in the table above.
As of March 31, 2026 and 2025, property and equipment, net in the United States was $73.7 million and $56.6 million, respectively, which represents substantially all of the Company’s consolidated property and equipment, net. No other countries accounted for more than 10% of property and equipment, net as of March 31, 2026 and 2025.

NEXTPOWER
Notes to the consolidated financial statements
14.Business acquisitions
Fiscal 2026 Acquisitions
During the fiscal year ended March 31, 2026, the Company completed four acquisitions (the "2026 Acquisitions"), as described below.
•On May 7, 2025, as part of an all-cash transaction, the Company acquired 100% of the ownership interest in Bentek Corporation ("Bentek"), an industry pioneer and manufacturer of electrical infrastructure components that collect and transport electricity from solar panels to the power grid. The acquisition combines Bentek’s engineered, pre-assembled eBOS solutions with Nextpower’s solar tracker platform, providing customers with streamlined procurement and project logistics from a single source.
•On May 9, 2025, the Company acquired 100% of the ownership interest in OnSight, an autonomous robotic inspection and fire detection system for solar plants. OnSight expands the Company’s strategy focused on applying automation, data, and advanced technologies to solar power plant deployment and operations, including applications in installation, inspection, and ongoing system management.
•On September 8, 2025, the Company acquired 100% of the ownership interest in Origami Solar, Inc. ("Origami"), a pioneer in roll-formed steel frame technology for solar panels. Steel frames offer a high-performance alternative to traditional extruded aluminum frames, delivering strength and durability, competitive cost, and the potential for a more localized supply chain.
•On November 7, 2025, in an all-cash transaction, the Company also acquired 100% of the ownership interest in Fracsun, a market leader in solar panel soiling measurement and monitoring solutions.
The 2026 Acquisitions continue Nextpower’s strategy of adding and incorporating complementary technologies into the company’s market-leading tracker platform to accelerate solar power plant construction, increase performance, and enhance long-term reliability. The aggregate cash consideration of the 2026 Acquisitions was approximately $116.8 million, net of cash acquired. Their aggregate total purchase price of $149.4 million includes $2.7 million of deferred consideration expected to be paid within a 12-month period, and $29.9 million of estimated contingent earnout in aggregate (with a maximum possible consideration of $58.5 million).
Fiscal 2025 Acquisitions
During the fiscal year ended March 31, 2025, the Company completed three acquisitions (the "2025 Acquisitions"), as described below.
•On June 20, 2024, as part of an all-cash transaction, the Company acquired 100% of the ownership interest in Ojjo, a renewable energy company specializing in foundations technology and services used in ground-mount applications for solar power generation.
•Further, on July 31, 2024, the Company closed the acquisition of the solar foundations business held by Solar Pile International ("SPI") through the purchase of Spinex Systems Inc. and assets held by other SPI affiliates.
The 2025 Acquisitions expand the Company’s foundations offering by accelerating its capability to offer customers a more complete integrated solution for solar trackers and foundations. The development of any utility-scale project is a long and complex process. Foundations are a key part of every utility-scale solar project installation. In addition, projects are often confronted with unique challenges related to land use considerations and exceptional variation in subsurface conditions. The Company believes there is additional value for its customers in combining tracker systems and foundations to form an integrated solution, particularly for difficult and unique soil conditions.
The aggregate cash consideration of the 2025 Acquisitions was approximately $144.7 million, net of $4.4 million cash acquired. Additionally, the aggregate total purchase price of $164.7 million includes $14.0 million of deferred consideration expected to be paid within a 12-month period, a $3.4 million release of a loan obligation previously owed by the seller and a $2.6 million contingent earnout. The contingent earnout has a maximum possible consideration of $6.0 million upon the

NEXTPOWER
Notes to the consolidated financial statements
achievement of future revenue performance targets, measured in megawatts ("MW"), over a four-year period starting October 1, 2024.
The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed for the 2026 and 2025 Acquisitions were based on their preliminary estimated fair values as of the dates of the acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill is not deductible for income tax purposes.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, which is a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following represents the Company’s preliminary allocation of the 2026 Acquisitions and the final allocation of the 2025 Acquisitions aggregate purchase price to the acquired assets and liabilities (in thousands):

	2026 Acquisitions	2025 Acquisitions
Current assets	$23,375	$5,484
Property and equipment	6,729	23,576
Intangible assets	25,767	49,700
Goodwill	117,932	105,865
Other assets	12,840	4,633
Total assets	186,643	189,258

Current liabilities	28,421	17,467
Other liabilities, non-current	8,857	7,074
Total purchase price, net of cash acquired	$149,365	$164,717
Intangible assets for the 2026 Acquisitions are comprised of $22.5 million of developed technology to be amortized over an estimated useful life of 9.3 years, $2.1 million of trade names to be amortized over an estimated useful life of 1.9 years, and $1.2 million of customer relationships to be amortized over an estimated useful life of 1.2 years. Intangible assets for the 2025 Acquisitions were comprised of $31.7 million of developed technology to be amortized over an estimated useful life of ten years, and $18.0 million of customer relationships to be amortized over an estimated useful life of five years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
The results of operations of the 2026 and 2025 Acquisitions were included in the Company’s consolidated financial statements beginning on the dates of the acquisitions, and were not material for all periods presented.
Pro-forma results of operations have not been presented because the effects of the 2026 and 2025 Acquisitions were not material to the Company’s consolidated financial results for all periods presented.
The Company incurred approximately $10.3 million and $5.3 million of acquisition costs during the fiscal years ended March 31, 2026 and 2025, respectively, which are presented as selling, general and administrative expenses on the consolidated statement of operations.
Contingent earnout liabilities
The 2026 and 2025 Acquisitions contain various contingent earnout liabilities based on specific achievement criteria for various operational and/or performance targets. The fair value of the respective contingent earnout liabilities is estimated using the combination of a Scenario Based Method which identifies probability-weighted outcomes scenarios to arrive at an expected payoff and/or a Monte-Carlo simulation model. The Monte-Carlo simulation model is a probabilistic approach used to simulate

NEXTPOWER
Notes to the consolidated financial statements
future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of its contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its consolidated statements of operations. The balance of the contingent earnout liabilities is included in other liabilities in the consolidated balance sheets.
The following table represents the activity related to the contingent earnout for the fiscal years ended March 31, 2026 and 2025 (in thousands):

Balance as of March 31, 2024	$—
Additions	2,550
Balance as of March 31, 2025	2,550
Additions	29,930
Change in fair value (1)	6,130
Payments	(66)
Balance as of March 31, 2026	$38,544
(1)Changes in the fair value of contingent earnout identified during fiscal year 2026 are recorded within other income, net on the Company's consolidated statements of operations, and are presented within net cash provided by operating activities on the consolidated statements of cash flows.
On May 12, 2026, the Company announced it has entered into a definitive agreement to acquire complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power, for a total purchase price of approximately $80.5 million, consisting of cash consideration of $46 million, and up to $34.5 million in potential earnout. The closing of the acquisition is subject to foreign direct investment (FDI) approval by the Spanish government and other customary conditions. The transaction is expected to expand Nextpower’s product portfolio and capabilities in utility-scale solar power conversion and support its entry into battery energy storage and data center markets.
15.Derivative financial instruments
Cash Flow Hedges
During the fiscal year ended March 31, 2026, the Company entered into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The Company’s forward foreign exchange contracts, including cash flow hedges, are measured at fair value as Level 2 by hierarchy level on a recurring basis, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. The effective gain or loss on cash flow hedges is initially recorded as a component of other comprehensive income, net of tax, and is subsequently reclassified into the line item within the consolidated statements of operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The aggregate notional amount of these outstanding cash flow hedge contracts as of March 31, 2026 was 79 million Euros. Deferred gains were $0.6 million as of March 31, 2026 and are expected to be recognized primarily as a component of revenue in the consolidated statements of operations over the next twelve-month period.
The changes in accumulated other comprehensive income related to the cash flow hedges were immaterial for fiscal year 2026 and the gains recognized upon settlement of the hedged transactions were recorded in revenue on the consolidated statement of operations.

NEXTPOWER
Notes to the consolidated financial statements
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at March 31, 2026 and 2025, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2026	March 31, 2025	Balance Sheet Location	March 31, 2026	March 31, 2025
Derivatives designated as cash flow hedge:
Foreign exchange forward contracts	Other current assets	$598	$—	Other current liabilities	$(6)	$—

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026. The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report dated May 19, 2026, which has been included herein.
c.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Nextpower Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nextpower Inc. (formerly Nextracker Inc.) and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 19, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

San Jose, California
May 19, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in Nextpower Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextpower Inc.’s 2026 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this item may be found in Nextpower Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextpower Inc.’s 2026 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this item may be found in Nextpower Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextpower Inc.’s 2026 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in Nextpower Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextpower Inc.’s 2026 Annual Shareholders Meeting. Such information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
Information with respect to this item may be found in Nextpower Inc.’s definitive proxy statement to be delivered to shareholders in connection with Nextpower Inc.’s 2026 Annual Shareholders Meeting. Such information is incorporated by reference.

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
ITEM 16. FORM 10-K SUMMARY
None.
EXHIBIT INDEX

			Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nextpower Inc.		8-K	001-41617	3.1	November 12, 2025
3.2	Second Amended and Restated Bylaws of Nextpower Inc.		8-K	001-41617	3.2	November 12, 2025
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended.		10-K	001-41617	4.1	June 9, 2023
10.1	Form of Third Amended and Restated Limited Liability Company Agreement of Nextpower LLC.		S-1/A	333-269238	10.1	February 1, 2023
10.2	Form of Exchange Agreement.		S-1	333-269238	10.2	January 13, 2023
10.3	Form of Tax Receivable Agreement.		S-1/A	333-269238	10.3	January 24, 2023
10.4	Form of Letter Agreement.		S-1/A	333-269238	10.4	January 24, 2023
10.5	Form of Amended and Restated Separation Agreement by and among Flex Ltd., Nextpower LLC, Nextpower Inc. and Flextronics International USA, Inc.		S-1/A	333-269238	10.5	February 1, 2023
10.6†	Second Amended and Restated 2022 Nextpower Inc. Equity Incentive Plan, as amended and restated effective as of August 19, 2024.	X
10.7†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.11	January 13, 2023
10.8†	Form of Restricted Incentive Unit Award Agreement under the 2022 Equity Incentive Plan for performance-based vesting awards (Executive).		S-1	333-269238	10.12	January 13, 2023

10.9†	Form of Unit Option Award Agreement under the 2022 Equity Incentive Plan for time-based vesting awards (Executive).		S-1	333-269238	10.13	January 13, 2023
10.10†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextpower Inc. Equity Incentive Plan for time-based vesting awards (Executive).		10-Q	001-41617	10.1	August 1, 2025
10.11†	Form of Restricted Stock Unit Award Agreement under the 2022 Nextpower Inc. Equity Incentive Plan (Director).		10-Q	001-41617	10.2	August 9, 2023
10.12†	Form of Performance Stock Unit Award Agreement under the 2022 Nextpower Inc. Equity Incentive Plan FY26 (Executive).		10-Q	001-41617	10.2	August 1, 2025
10.13†	Form of Stock Option Award Agreement under the 2022 Nextpower Inc. Equity Incentive Plan for time-based vesting awards (Executive).		10-Q	001-41617	10.4	August 9, 2023
10.14†	Form of Indemnification Agreement.		S-1	333-269238	10.15	January 13, 2023
10.15†	Nextpower Inc. Executive Severance Plan.		10-Q	001-41617	10.1	January 31, 2025
10.16†	Nextpower Inc. Executive Change in Control Severance Plan.		10-Q	001-41617	10.2	January 31, 2025
10.17	Form of Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextpower Inc., and Yuma Acquisition Corp.		S-1/A	333-269238	10.16	January 24, 2023
10.18	Credit Agreement, dated September 8, 2025, by and among Nextracker Inc., Nextracker LLC, as Borrower, and the other parties thereto.		8-K	001-41617	10.1	September 8, 2025
10.19	Tax Matters Agreement, dated January 2, 2024, by and among Nextpower Inc., Flex Ltd. and Yuma Inc.		8-K	001-41617	10.1	January 2, 2024
19.1	Nextpower Inc. Insider Trading and Trading Window Policy.	X
21.1	List of Subsidiaries of the Registrant.	X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Nextpower Inc. Financial Restatement Compensation Recoupment Policy.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextpower Inc.

Date:	May 19, 2026	By:	/s/ Daniel Shugar
Daniel Shugar
Chief Executive Officer
(Principal Executive Officer)

Date:	May 19, 2026	By:	/s/ Charles Boynton
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

Signatures	Title	Date

/s/ Daniel Shugar	Chief Executive Officer (Principal Executive Officer)	May 19, 2026
Daniel Shugar

/s/ Charles Boynton	Chief Financial Officer (Principal Financial Officer)	May 19, 2026
Charles Boynton

/s/ David P. Bennett	Chief Accounting Officer (Principal Accounting Officer)	May 19, 2026
David P. Bennett

/s/ William D. Watkins	Chairman of the Board	May 19, 2026
William D. Watkins

/s/ Julie Blunden	Director	May 19, 2026
Julie Blunden

/s/ Jeffrey B. Guldner	Director	May 19, 2026
Jeffrey B. Guldner

/s/ Steven Mandel	Director	May 19, 2026
Steven Mandel

/s/ Monica Karuturi	Director	May 19, 2026
Monica Karuturi

/s/ Mark Menezes	Director	May 19, 2026
Mark Menezes

/s/ Willy Shih	Director	May 19, 2026
Willy Shih

/s/ Brandi Thomas	Director	May 19, 2026
Brandi Thomas

/s/ Howard Wenger	Director	May 19, 2026
Howard Wenger