Form 10-Q
period 2026-07-03
Nextpower Inc.
filed 2026-08-03
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 151,729,520 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextpower Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of July 3, 2026	As of March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,213,898	$1,094,976
Accounts receivable, net of allowance of $2,164 and $2,078, respectively	444,711	417,043
Contract assets	607,382	533,257
Inventories	261,625	262,276
Section 45X credit receivable	311,560	352,598
Other current assets	189,070	186,406
Total current assets	3,028,246	2,846,556
Property and equipment, net	89,183	78,356
Goodwill	488,950	488,950
Other intangible assets, net	80,640	78,046
Deferred tax assets	509,009	511,815
Other assets	66,179	69,489
Total assets	$4,262,207	$4,073,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535,974	$533,490
Accrued expenses	112,955	130,133
Deferred revenue	319,837	307,492
Other current liabilities	157,596	192,747
Total current liabilities	1,126,362	1,163,862
Tax receivable agreement (TRA) liability	373,811	372,659
Long-term deferred revenue	113,007	102,493
Other liabilities	91,924	99,801
Total liabilities	1,705,104	1,738,815
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value, 900,000,000 shares authorized, 151,654,811 shares and 149,391,483 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,361,372	4,305,726
Accumulated deficit	(1,806,172)	(1,971,527)
Accumulated other comprehensive income	1,888	183
Total stockholders’ equity	2,557,103	2,334,397
Total liabilities and stockholders’ equity	$4,262,207	$4,073,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of operations
(In thousands, except share and per share amounts)

	Three-month periods ended
	July 3, 2026	June 27, 2025
Revenue	$935,170	$864,253
Cost of sales	599,317	582,527
Gross profit	335,853	281,726
Selling, general and administrative expenses	100,438	73,936
Research and development	44,508	21,560
Operating income	190,907	186,230
Interest expense	253	1,216
Other income, net	(8,271)	(5,953)
Income before income taxes	198,925	190,967
Provision for income taxes	33,570	33,784
Net income	165,355	157,183

Earnings per share:
Basic	$1.10	$1.06
Diluted	$1.07	$1.04
Weighted-average shares used in computing per share amounts:
Basic	150,778,130	147,631,000
Diluted	155,141,856	150,900,696
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of comprehensive income
(In thousands)

	Three-month periods ended
	July 3, 2026	June 27, 2025
Net income	$165,355	$157,183
Other comprehensive income, net of tax:
Unrealized gain on derivative instruments	1,705	—
Comprehensive income	$167,060	$157,183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Class A common stock
Three-month period ended July 3, 2026	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
BALANCE AT MARCH 31, 2026	149,391,483	$15	$4,305,726	$(1,971,527)	$183	$2,334,397
Net income	—	—	—	165,355	—	165,355
Stock-based compensation expense	—	—	29,638	—	—	29,638
Vesting of RSU and PSU awards	1,024,863	—	—	—	—	—
Exercises of options awards	1,238,465	—	26,008	—	—	26,008
Total other comprehensive income	—	—	—	—	1,705	1,705
BALANCE AT JULY 3, 2026	151,654,811	$15	$4,361,372	$(1,806,172)	$1,888	$2,557,103

	Class A common stock
Three-month period ended June 27, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$(298)	$1,628,130
Net income	—	—	—	157,183	—	157,183
Stock-based compensation expense	—	—	22,310	—	—	22,310
Vesting of RSU and PSU awards	2,315,743	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	(479)	(479)
BALANCE AT JUNE 27, 2025	147,963,974	$15	$4,208,133	$(2,400,227)	$(777)	$1,807,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Three-month periods ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities:
Net income	$165,355	$157,183
Depreciation and amortization of intangible assets	8,766	5,789
Changes in working capital and other, net	(53,062)	(81,648)
Net cash provided by operating activities	121,059	81,324
Cash flows from investing activities:
Purchases of property and equipment	(15,899)	(11,258)
Payment for business acquisitions, net of cash acquired	—	(86,413)
Other investing activities	(6,000)	(400)
Net cash used in investing activities	(21,899)	(98,071)
Cash flows from financing activities:
Proceeds from exercises of options awards	26,008	—
TRA payment	—	(2,944)
Distribution to former non-controlling interest holder	—	(3,010)
Payment of acquisition deferred purchase price	(6,246)	—
Net cash provided by (used in) financing activities	19,762	(5,954)
Net increase (decrease) in cash and cash equivalents	118,922	(22,701)
Cash and cash equivalents beginning of period	1,094,976	766,103
Cash and cash equivalents end of period	$1,213,898	$743,402

Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$2,084	$1,415
Right-of-use assets obtained in exchange of lease liabilities	—	884
Unpaid purchase of intangible assets	—	372
Transfers from property and equipment, net to inventories	2,744	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
1.Description of business and organization of Nextpower Inc.
Nextpower Inc. and its subsidiaries (“Nextpower”, “we”, the “Company”) is a leading global provider of solar and energy technology solutions for utility-scale power plants. Founded in 2013 by our Chief Executive Officer, Dan Shugar, Nextpower pioneered and remains the global market leader in solar tracking systems. Nextpower now delivers an integrated suite of structural, electrical, and digital solutions across the full lifecycle of solar power plants, from design and construction through operations and maintenance. Nextpower’s integrated solutions are designed to streamline project execution, increase energy yield and long-term reliability, and enhance customer return on investment. Nextpower has operations in the United States, Brazil, Argentina, Peru, Mexico, Spain and other locations in Europe, India, Australia, the Middle East and Africa.
2.Summary of accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2026, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three-month period ended July 3, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or any future period. The unaudited condensed consolidated balance sheet as of March 31, 2026 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and balances within Nextpower have been eliminated.
Certain prior year amounts have been reclassified to conform to the current year presentation.
The first quarters for fiscal years 2027 and 2026 ended on July 3, 2026 (94 days) and June 27, 2025 (88 days), respectively.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying unaudited condensed consolidated statements of operations. The Company recognized foreign currency exchange losses of $1.0 million and $0.3 million during the three-month periods ended July 3, 2026 and June 27, 2025, respectively, driven by unfavorable exchange rate fluctuations in certain currencies.
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the three-month periods ended July 3, 2026 and June 27, 2025:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Beginning balance	$32,845	$17,981
Provision for warranties issued	2,514	2,323
Payments	(1,283)	(1,832)
Ending balance	$34,076	$18,472
Out of the total warranty liabilities of $34.1 million, $32.8 million and $18.5 million as of July 3, 2026, March 31, 2026, and June 27, 2025, respectively, $8.2 million, $8.0 million, and $8.0 million, respectively, were presented within other liabilities on the unaudited condensed consolidated balance sheets, while short-term warranty liabilities were presented within other current liabilities.
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextpower’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $29.5 million and $51.3 million as of July 3, 2026 and March 31, 2026, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Deferred tax assets
Deferred tax assets of $509.0 million and $511.8 million as of July 3, 2026 and March 31, 2026, respectively, are primarily related to the Company’s investment in Nextpower LLC (the “LLC”) as described in Note 12 in the notes to the consolidated financial statements included in the Form 10-K.
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $71.1 million and $58.2 million as of July 3, 2026 and March 31, 2026, respectively. In addition, accrued expenses also include $41.9 million and $71.9 million of accrued payroll as of July 3, 2026 and March 31, 2026, respectively.
TRA liability
The TRA liability related to the amount expected to be paid to Flex Ltd. (“Flex” or the “former parent”), TPG Inc. (“TPG”) and TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) pursuant to the Tax Receivable Agreement (as defined in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in the Form 10-K), was

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
$393.2 million and $393.2 million, as of July 3, 2026 and March 31, 2026, respectively, of which $373.8 million and $372.7 million, respectively, was included in TRA liability and $19.4 million and $20.5 million, respectively, was included in other current liabilities on the unaudited condensed consolidated balance sheets. During the three-month period ended June 27, 2025, a payment of $2.9 million, was made to the former parent, TPG and the TPG Affiliates, which is presented as a financing activity on the unaudited condensed consolidated statement of cash flows. No payment was made during the three-month period ended July 3, 2026.
Other liabilities
Other liabilities primarily consist of long-term lease liabilities of $38.4 million and $41.0 million, and contingent earnouts for the Company’s acquisitions of $34.9 million and $38.6 million, as of July 3, 2026 and March 31, 2026, respectively.
Recently adopted accounting pronouncement
Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2025-05, Financial Instruments—Credit Losses: In July 2025, the FASB issued a new accounting standard, which provides a practical expedient (for all entities) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification (“ASC”) 606. The Company adopted the new guidance in the first quarter of fiscal year 2027 with an immaterial impact on its unaudited condensed consolidated financial statements.
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextpower’s revenue disaggregated based on timing of transfer-point in time and over time for the three-month periods ended July 3, 2026 and June 27, 2025:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Timing of Transfer
Point in time	$95,972	$16,963
Over time	839,198	847,290
Total revenue	$935,170	$864,253
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the unaudited condensed consolidated balance sheets. Nextpower’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $607.4 million and $533.3 million as of July 3, 2026 and March 31, 2026, respectively, are presented in the unaudited condensed consolidated balance sheets, of which $144.8 million and $133.9 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as milestones reached or completed rows delivered. Contract assets increased by $74.1 million from March 31, 2026 to July 3, 2026 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the three-month periods ended July 3, 2026 and June 27, 2025, Nextpower converted $141.2 million and $151.6 million of deferred revenue to revenue, respectively, which represented 34% and 44%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of July 3, 2026, Nextpower had $432.8 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 74% of these performance obligations in the next 12 months. The

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the three-month period ended July 3, 2026, there were no changes to the Company’s goodwill balance, which remained at $489.0 million as of July 3, 2026.
Other intangible assets
During the three-month period ended July 3, 2026, the total gross value of other intangible assets increased by $6.0 million, due to additional developed technology acquired by the Company.
The components of identifiable intangible assets are as follows:

	As of July 3, 2026			As of March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$78,642	$(10,681)	$67,961	$72,673	$(8,784)	$63,889
Customer relationships	19,159	(8,113)	11,046	19,159	(7,022)	12,137
Trade names and other intangibles	5,157	(3,524)	1,633	5,157	(3,137)	2,020
Total	$102,958	$(22,318)	$80,640	$96,989	$(18,943)	$78,046
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the three-month periods ended July 3, 2026 and June 27, 2025 was as follows:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Cost of sales	$1,985	$1,159
Selling general and administrative expense	1,390	900
Total amortization expense	$3,375	$2,059
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of July 3, 2026 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2027 (1)	$10,007
2028	12,204
2029	11,836
2030	8,882
2031	8,061
Thereafter	29,632
Total amortization expense	$80,622
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2027.

NEXTPOWER
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
The following table summarizes the Company’s stock-based compensation expense:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Cost of sales	$4,445	$2,238
Selling, general and administrative expenses	21,168	18,492
Research and development	4,025	1,580
Total stock-based compensation expense	$29,638	$22,310
During the three-month period ended July 3, 2026, the Company granted 0.2 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $129.65 per award.
In addition, the Company also granted 0.2 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2029, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the three-month period ended July 3, 2026 was estimated to be $164.43 per award. The fair value of these PSU awards granted during the period was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards. During the three-month period ended July 3, 2026, approximately 0.4 million PSU awards were granted and immediately vested, which represent the number of awards achieved above target levels based on the achievement of certain performance-based metrics related to PSU awards granted in fiscal year 2024.
No option awards were granted during the three-month period ended July 3, 2026.
Additionally, during the three-month period ended July 3, 2026, 1.4 million awards were forfeited primarily due to option awards granted in fiscal year 2023 that were forfeited upon exercises as a result of the maximum benefit limit stipulated within the applicable award agreement.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan as of July 3, 2026 was approximately $215.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock-based compensation awards. The potential dilution from awards was computed using the treasury stock method based on the average fair market value of the Company’s common stock for the period.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	July 3, 2026			June 27, 2025
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$165,355	150,778,130	$1.10	$157,183	147,631,000	$1.06

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		1,482,913			1,438,906
Common stock equivalents from RSUs (2)		1,951,226			1,127,229
Common stock equivalents from PSUs (3)		929,587			703,561

Diluted EPS
Net income	$165,355	155,141,856	$1.07	$157,183	150,900,696	$1.04
(1)During the three-month periods ended July 3, 2026 and June 27, 2025, no options awards and approximately 0.9 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended July 3, 2026 and June 27, 2025, an immaterial amount of RSU awards and approximately 0.4 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended July 3, 2026 and June 27, 2025, an immaterial amount of PSU awards and approximately 0.4 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
7.Commitments and contingencies
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
On February 6, 2024, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Nextpower LLC (the “LLC Agreement”), the LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. (“Yuma Sub”). As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextpower. On February 21, 2025, Flex and Flextronics International USA, Inc. (collectively, the "Flex Plaintiffs") filed suit in the Delaware Court of Chancery, alleging that the Flex Plaintiffs are entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub on February 6, 2024 under the terms of the contracts governing the Spin-off. The complaint asserts claims against Nextpower, the LLC, Yuma Acquisition Sub LLC and Yuma Sub (collectively “Defendants”) for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment. On January 21, 2026, the court issued a memorandum opinion granting Defendants’ motion to dismiss the complaint. On February 16, 2026, the Flex Plaintiffs filed a notice of appeal with the Delaware Supreme Court. Briefing on appeal has been completed and oral argument is scheduled to occur on September 23, 2026.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Based on the current procedural posture of this matter, including the court’s memorandum opinion granting Defendants’ motion to dismiss and the pending appeal, Nextpower is unable to reasonably estimate a loss, if any, arising from this matter.
Antidumping and Countervailing Duties
Since April 2022, Nextpower has imported proprietary crystalline solar photovoltaic (“CSPV”) smart modules from Malaysia and Thailand that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. In December 2024, U.S. Customs and Border Protection (“CBP”) instructed Nextpower to pay approximately $1 million in antidumping duty and countervailing duty (“AD/CVD”) cash deposits relating to a limited number of entries based on perceived certification deficiencies. To mitigate AD/CVD risk arising from potential procedural deficiencies in certain certifications submitted in connection with these imports, Nextpower submitted a prior disclosure to CBP. Additionally, Nextpower and filed a request for a changed circumstances review (“CCR”) with the U.S. Department of Commerce (“Commerce”), seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China. In December 2025, Commerce issued the final results of the CCR and granted an exclusion for Nextpower's off-grid smart CSPV modules for purposes of the countervailing duty order, retroactive to January 1, 2022, and for purposes of the antidumping duty order, retroactive to December 1, 2022. Although Commerce's CCR determination substantially reduced Nextpower's potential AD/CVD exposure, the outcome of the pending litigation challenging the Solar Duty Waiver Regulation and CBP's treatment of Nextpower's certifications remain uncertain. Accordingly, Nextpower could be required to pay additional AD/CVD amounts with respect to certain entries if the U.S. Court of Appeals for the Federal Circuit upholds the U.S. Court of International Trade's decision or if CBP determines that applicable certifications are invalid. Additional background regarding the AD/CVD orders and related litigation is described in our Form 10-K.
8.Income taxes
The Company follows the guidance under ASC 740-270, “Interim Reporting,” which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands, except percentages)
Income tax	$33,570	$33,784
Effective tax rates	16.9%	17.7%
The decrease in income tax expense and effective tax rate from the three-month period ended June 27, 2025 to the three-month period ended July 3, 2026 is primarily driven by jurisdictional mix of income and stock-based compensation deductions.
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

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
For all periods presented, Nextpower has one operating and reportable segment. The following table presents significant segment expenses with respect to the Company’s single reportable segment for the three-month periods ended July 3, 2026 and June 27, 2025:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Revenue	$935,170	$864,253
Less:
Material cost	558,009	563,294
45X vendor credits	(103,309)	(93,206)
Tariffs, net of refunds (1)	3,921	10,796
Freight, labor and other cost of sales	140,696	101,643
Selling, general and administrative expenses	100,438	73,936
Research and development	44,508	21,560
Interest expense	253	1,216
Other income, net	(8,271)	(5,953)
Provision for income taxes	33,570	33,784
Net income	$165,355	$157,183
(1)Includes International Emergency Economic Powers Act tariffs refunds of $13.8 million for the three-month period ended July 3, 2026. For the three-month period ended June 27, 2025, $10.8 million tariffs expense has been reclassified to tariffs, net of refunds to conform to the current year presentation.
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	July 3, 2026	June 27, 2025
Revenue:	(In thousands)
U.S.	$775,617	$599,498
Rest of the World	159,553	264,755
Total	$935,170	$864,253
The United States is the principal country of domicile.
10.Derivative financial instruments
Cash Flow Hedges
During the fiscal quarter ended July 3, 2026, the Company entered into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The Company’s forward foreign exchange contracts, including cash flow hedges, are measured at fair value as Level 2 by hierarchy level on a recurring basis, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. The effective gain or loss on cash flow hedges is initially recorded as a component of other comprehensive income, net of tax, and is subsequently reclassified into the line item within the unaudited condensed consolidated statements of operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The aggregate notional amount of these outstanding cash flow hedge contracts as of July 3, 2026 was 74.0 million Euros. Deferred gains were $2.3 million as of July 3, 2026 and are expected to be recognized primarily as a component of revenue in the unaudited condensed consolidated statements of operations over the next twelve-month period.
The changes in accumulated other comprehensive income related to the cash flow hedges were immaterial for the three-month period ended July 3, 2026 and the gains recognized upon settlement of the hedged transactions were recorded in revenue on the unaudited condensed consolidated statement of operations.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at July 3, 2026 and March 31, 2026, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 3, 2026	March 31, 2026	Balance Sheet Location	July 3, 2026	March 31, 2026
Derivatives designated as cash flow hedge:
Foreign exchange forward contracts	Other current assets	$2,305	$598	Other current liabilities	$—	$(6)
11.Subsequent events
On July 17, 2026, the Company completed the previously announced acquisition of 100% of the ownership interests in Prevalon Energy LLC (“Prevalon”), a U.S.-headquartered provider of large-scale battery energy storage systems (“BESS”), power stabilization solutions, and lifecycle services, for total consideration of up to $365 million, consisting of (i) approximately $150 million in cash consideration paid at closing, net of cash and restricted cash acquired, (ii) $50 million in stock consideration consisting of shares of Class A common stock of the Company to be issued one year after closing and priced at the average of the daily volume-weighted average prices for the Company’s Class A common stock on the Nasdaq Stock Market LLC for each of the 60 consecutive complete trading days ending with May 27, 2026, and (iii) up to $165 million of contingent cash consideration. The acquisition extends the Company’s technology platform across BESS, energy management software, and power control technologies and lifecycle services supporting grid-connected storage, hybrid power plants, AI data center infrastructure, and other critical power applications.
On July 30, 2026, the Company completed the previously announced acquisition of complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power, for total consideration of up to approximately $80.5 million in cash, consisting of $46.0 million paid at closing and up to $34.5 million of contingent cash consideration. This acquisition expands Nextpower’s energy infrastructure technology portfolio, including UL-certified central inverters for utility-scale solar and energy storage projects in the United States.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Nextpower,” the “Company,” “we,” “us” and “our” shall mean, prior to the initial public offering (“IPO”), Nextpower LLC (“Nextpower LLC” or the “LLC”) and its consolidated subsidiaries, and following the IPO and the related transactions completed in connection with the IPO, Nextpower Inc. and its consolidated subsidiaries. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Flex” refer to Flex Ltd., a Singapore incorporated public company limited by shares and having a registration no. 199002645H, and its consolidated subsidiaries, unless the context otherwise indicates.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended July 3, 2026 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on May 19, 2026 (the “Form 10-K”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
OVERVIEW
We are a leading global provider of solar and energy technology solutions for utility-scale power plants. Founded in 2013 by our Chief Executive Officer, Dan Shugar, we pioneered and remain the global market leader in solar tracking systems. We now deliver an integrated suite of structural, electrical, and digital solutions across the full lifecycle of solar power plants, from design and construction through operations and maintenance. Our integrated solutions are designed to streamline project execution, increase energy yield and long-term reliability, and enhance customer return on investment.
We have shipped more than 160 GW of solar tracker systems as of July 3, 2026 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $0.9 billion for the three-month period ended July 3, 2026 and $3.6 billion for fiscal year 2026.
Business acquisitions
On July 17, 2026, we completed the previously announced acquisition of 100% of the ownership interests in Prevalon Energy LLC (“Prevalon”), a U.S.-headquartered provider of large-scale battery energy storage systems (“BESS”), power stabilization solutions, and lifecycle services, for total consideration of up to $365 million, consisting of (i) approximately $150 million in cash consideration paid at closing, net of cash and restricted cash acquired, (ii) $50 million in stock consideration consisting of shares of our Class A common stock to be issued one year after closing and priced at the average of the daily volume-weighted average prices for our Class A common stock on the Nasdaq Stock Market LLC for each of the 60 consecutive complete trading days ending with May 27, 2026, and (iii) up to $165 million of contingent cash consideration. The acquisition extends our technology platform across BESS, energy management software, and power control technologies and lifecycle services supporting grid-connected storage, hybrid power plants, AI data center infrastructure, and other critical power applications.
On July 30, 2026, we completed the previously announced acquisition of complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power, for total consideration of up to approximately $80.5 million in cash, consisting of $46.0 million paid at closing and up to $34.5 million of contingent cash consideration. This acquisition expands our energy infrastructure technology portfolio, including UL-certified central inverters for utility-scale solar and energy storage projects in the United States.
Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended
	July 3, 2026		June 27, 2025
Revenue:	(In thousands, except percentages)
U.S.	$775,617	83%	$599,498	69%
Rest of the World	159,553	17%	264,755	31%
Total	$935,170		$864,253

The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In millions)
Customer A	$152.1	*
Customer H	*	$99.5
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
Revenue
We derive our revenue primarily from the sale of solar trackers and energy yield management systems to our customers. To a lesser extent, we also derived our revenue from foundations, steel frames, eBOS, AI and robotic services, and other. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant.
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
Income tax expense
The provision for income taxes primarily represents the Company’s U.S. federal, state, and local income taxes as well as foreign income taxes payable by its subsidiaries. We expect to receive a tax benefit for foreign tax credits in the United States for the foreign tax paid.
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

	Three-month periods ended
	July 3, 2026	June 27, 2025	% Change
Unaudited Condensed Consolidated Statement of Operations Data:	(In thousands, except percentages)
Revenue	$935,170	$864,253	8%
Cost of sales	599,317	582,527	3
Gross profit	335,853	281,726	19
Selling, general and administrative expenses	100,438	73,936	36
Research and development	44,508	21,560	106
Operating income	190,907	186,230	3
Interest expense	253	1,216	(79)
Other income, net	(8,271)	(5,953)	39
Income before income taxes	198,925	190,967	4
Provision for income taxes	33,570	33,784	(1)
Net income	$165,355	$157,183	5%

Non-GAAP Financial Measures
We present Adjusted gross profit, Adjusted operating income, Adjusted net income, Adjusted EBITDA, Adjusted gross margin, Adjusted net income margin and Adjusted EBITDA margin as supplemental measures of our performance. We define Adjusted gross profit as gross profit plus stock-based compensation expense and intangible amortization. We define Adjusted operating income as operating income plus stock-based compensation expense, intangible amortization and non-recurring integration activities related to acquisitions. We define Adjusted net income as net income (loss) plus stock-based compensation expense, intangible amortization, non-recurring tax adjustments, and non-recurring integration activities related to acquisitions and other discrete events as applicable, net of their tax effects. We define Adjusted EBITDA as net income (loss) plus (i) interest, net, (ii) debt extinguishment costs, (iii) provision for income taxes, (iv) depreciation expense, (v) intangible amortization, (vi) stock-based compensation expense, (vii) non-recurring integration activities related to acquisitions and (viii) other discrete events as applicable. We define Adjusted gross margin as the percentage derived from Adjusted gross profit divided by revenue. We define Adjusted net income margin as the percentage derived from Adjusted net income divided by revenue. We define Adjusted EBITDA margin as the percentage derived from Adjusted EBITDA divided by revenue.
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

	Three-month periods ended
	July 3, 2026	June 27, 2025
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$342,283	$285,123
Adjusted operating income	228,068	211,678
Adjusted net income	186,262	175,502
Adjusted EBITDA	232,553	214,774
Adjusted gross margin	36.6%	33.0%
Adjusted net income margin	19.9%	20.3%
Adjusted EBITDA margin	24.9%	24.9%

The following table provides a reconciliation of gross profit to Adjusted gross profit, operating income to Adjusted operating income, net income to Adjusted net income, net income to Adjusted EBITDA, gross margin to Adjusted gross margin, net income margin to Adjusted net income margin, and net income margin to Adjusted EBITDA margin for each period presented.

	Three-month periods ended
	July 3, 2026		June 27, 2025
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$335,853	35.9%	$281,726	32.6%
Stock-based compensation expense	4,445		2,238
Intangible amortization	1,985		1,159
Adjusted gross profit & margin	$342,283	36.6%	$285,123	33.0%

GAAP operating income & margin	$190,907	20.4%	$186,230	21.5%
Stock-based compensation expense	29,638		22,310
Intangible amortization	3,375		2,059
Acquisition related costs (1)	4,148		1,079
Adjusted operating income & margin	$228,068	24.4%	$211,678	24.5%

GAAP net income & margin	$165,355	17.7%	$157,183	18.2%
Stock-based compensation expense	29,638		22,310
Intangible amortization	3,375		2,059
Adjustment for taxes	(16,254)		(7,129)
Acquisition related costs (1)	4,148		1,079
Adjusted net income & margin	$186,262	19.9%	$175,502	20.3%

GAAP net income & margin	$165,355	17.7%	$157,183	18.2%
Interest, net	(9,159)		(5,371)
Provision for income taxes	33,570		33,784
Depreciation expense	5,391		3,730
Intangible amortization	3,375		2,059
Stock-based compensation expense	29,638		22,310
Acquisition related costs (1)	4,148		1,079
Other	235		—
Adjusted EBITDA & margin	$232,553	24.9%	$214,774	24.9%
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
Comparison of the three-month periods ended July 3, 2026 and June 27, 2025
Revenue
Revenue increased by $70.9 million, or 8%, for the three-month period ended July 3, 2026 compared to the three-month period ended June 27, 2025, driven by a higher average selling price resulting from increasing costs per watt coupled with increased customer demand in the U.S, offset with lower GW delivered most notably in Rest of the World. Revenue increased by approximately $176.1 million, or 29%, in the U.S. during the three-month period ended July 3, 2026 compared to the three-

month period ended June 27, 2025 as the number of projects and volume of shipments increased year over year, Rest of the World decreased by $105.2 million, or 40%, primarily resulting from decreased shipments to Latin America, and the Middle East, partially offset with increased shipments to Europe.
Cost of sales and gross profit
Cost of sales increased by $16.8 million, or 3%, during the three-month period ended July 3, 2026 compared to the three-month period ended June 27, 2025, primarily driven by the volume of shipment increase in the U.S., and to a lesser extent, higher freight and logistics costs as a result of the U.S.-Iran war, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions, partially offset by the impact from a $10.1 million increase in Internal Revenue Code Section 45X tax credit (“45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer, coupled with the impact from a $6.9 million decrease in tariffs, net of refunds. We recognize a reduction in cost of sales for 45X Credits earned on components manufactured in the U.S. During the three-month periods ended July 3, 2026 and June 27, 2025, we recognized approximately $103.3 million and $93.2 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $3.9 million and $10.8 million respectively. Freight and logistics costs also increased slightly as a percentage of revenue during the three-month period ended July 3, 2026 compared to the three-month period ended June 27, 2025.
Gross profit increased by $54.1 million, or 19%, during the three-month period ended July 3, 2026 compared to the three-month period ended June 27, 2025, primarily resulting from the volume of shipment increase in the U.S. noted above and the impact from the 45X Credit recognized in the period, which more than offset the higher freight and logistics costs noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $26.5 million, or 36%, to $100.4 million for the three-month period ended July 3, 2026 from approximately $73.9 million for the three-month period ended June 27, 2025 while increasing 219 basis points from approximately 9% to approximately 11% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in costs of approximately $20.7 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth. In addition, acquisition-related costs and stock-based compensation expense increased $3.1 million and $2.7 million, respectively.
Research and development
Research and development expenses increased by $22.9 million, or 106%, to $44.5 million for the three-month period ended July 3, 2026 from approximately $21.6 million during the three-month period ended June 27, 2025, primarily driven by our continued investment in innovation, increasing our engineering team and supporting our recent business acquisitions.
Interest expense
Interest expense decreased by $1.0 million, or 79%, to $0.3 million for the three-month period ended July 3, 2026 from $1.2 million during the three-month period ended June 27, 2025, primarily driven by lower amortization of the issuance cost and related commitment fee as a result of the new revolving credit facility entered on September 8, 2025, which replaced the credit facility entered into on February 13, 2023.
Other income, net
Other income, net was $8.3 million for the three-month period ended July 3, 2026, which primarily included $9.3 million of interest income, partially offset by $1.0 million of unfavorable foreign currency exchange losses and other. Other income, net was $6.0 million income for the three-month period ended June 27, 2025, which primarily included $6.3 million of interest income, partially offset by $0.3 million of unfavorable foreign currency exchange losses.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% for the three-month periods ended July 3, 2026 and June 27, 2025.
For the three-month periods ended July 3, 2026 and June 27, 2025, we recorded total income tax expense of $33.6 million and $33.8 million, respectively, which reflected consolidated effective income tax rates of 16.9% and 17.7%, respectively. The decrease in tax expense as well as effective tax rate from the three-month period ended June 27, 2025 to the three-month period ended July 3, 2026 is driven by jurisdictional mix of income and stock-based compensation deductions.
From time to time, we are subject to income tax audits in the jurisdictions in which we operate. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax rules and regulations in a number of jurisdictions. Due to such complexity of these uncertainties, the ultimate resolution may result in a payment or refund that is materially different from our estimates.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business. We enhanced our capital structure with a $1.0 billion unsecured revolving credit facility expanding our total liquidity to over $2.0 billion as of July 3, 2026.
Credit Facilities
As of July 3, 2026, we had approximately $919.4 million available under the revolving credit facility, net of $80.6 million of outstanding letters of credit. We were in compliance with all applicable covenants as of July 3, 2026.
Supplier Finance Program
We participate in various supplier finance programs administered by a third-party financial institution. Under such programs, certain suppliers may, at their sole discretion, elect to sell one or more of their receivables from us to a financial institution. Our payment obligations to the financial institution are not accelerated and remain subject to the original contractual terms agreed with the supplier. We do not provide guarantees or collateral in connection with these arrangements. Amounts payable under the programs are included in accounts payable on the unaudited condensed consolidated balance sheets and payments made under the programs are reported as operating activities on the unaudited condensed consolidated statements of cash flows. The outstanding amount payable under our supplier finance programs as of July 3, 2026 was $174.8 million.
Tax Receivable Agreement
In connection with the IPO, on February 13, 2023, Nextpower Inc. also entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) that provided for the payment by us to Flex, TPG Rise Flash, L.P (“TPG Rise”), and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances, as more fully described in the Form 10-K. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement or are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes. Prior to the separation from Flex, Yuma, Inc. (“Yuma”) and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex.
We believe that our cash provided by operations and other existing and committed sources of liquidity, including our revolving credit facility, will provide adequate liquidity for ongoing operations, planned capital expenditures and other investments, potential debt service requirements and payments under the Tax Receivable Agreement for at least the next 12 months.

Cash Flows Analysis

	Three-month periods ended
	July 3, 2026	June 27, 2025
	(In thousands)
Net cash provided by operating activities	$121,059	$81,324
Net cash used in investing activities	(21,899)	(98,071)
Net cash provided by (used in) financing activities	19,762	(5,954)
Three-month period ended July 3, 2026
Net cash provided by operating activities was $121.1 million during the three-month period ended July 3, 2026. Total cash provided during the period was driven by net income of $165.4 million adjusted for non-cash charges of approximately $45.1 million primarily related to stock-based compensation expense, depreciation and amortization, and deferred income taxes costs. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $89.4 million as we continue to fund our current and planned growth.
Net cash used in investing activities was approximately $21.9 million and directly attributable to $15.9 million paid for the purchase of property and equipment, coupled with $6.0 million paid for the purchase of intangible assets.
Net cash provided by financing activities was $19.8 million primarily resulting from $26.0 million of proceeds from the issuance of common stock upon option exercises, offset by a $6.2 million payment of acquisition deferred purchase price.
Three-month period ended June 27, 2025
Net cash provided by operating activities was $81.3 million during the three-month period ended June 27, 2025. Total cash provided during the period was driven by net income of $157.2 million adjusted for non-cash charges of approximately $28.1 million primarily related to stock-based compensation expense, depreciation and amortization, and deferred income taxes. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $103.9 million as we continued to fund our current and planned growth.
Net cash used in investing activities was approximately $98.1 million and directly attributable to the $86.8 million payment for the business acquisitions net of cash acquired, coupled with the purchase of property and equipment.
Net cash used in financing activities was $6.0 million primarily resulting from a $3.0 million tax distribution to our former non-controlling interest holder pursuant to the LLC Agreement, and a $2.9 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement.
Cash management and financing
We had a total liquidity of over $2.0 billion as of July 3, 2026, primarily related to unutilized amounts under the revolving credit facility net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents.
Contractual obligations and commitments
Information regarding our debt obligations, operating lease commitments, obligations under the Tax Receivable Agreement and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of July 3, 2026.

Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
Recently adopted accounting pronouncements
Refer to Note 2 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements during the three-month period ended July 3, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of July 3, 2026.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended July 3, 2026 as compared to the fiscal year ended March 31, 2026.
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
The following table sets forth the percentage of our total revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Three-month periods ended
	July 3, 2026	June 27, 2025
Customer A	16%	*
Customer H	*	12%
Top five largest customers	46%	37%
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
Based on our overall currency rate exposures as of July 3, 2026 and March 31, 2026, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For more information, see Note 7 “Commitments and contingencies” in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because we recognize a significant portion of our revenue over time based on the costs incurred to date on a project as a percentage of the total costs we expect to incur, and recognize certain other revenue only when control of the equipment transfers to the customer, any delays in large projects from one quarter to another may cause our results of operations for a particular period to fall below expectations. We have experienced seasonal and quarterly fluctuations in the past as a result of a variety of factors, including fluctuations in our customers’ businesses, changes in local and global market trends, fluctuations in economic, political, financial, industry and market conditions, regulatory or policy changes causing customers to delay, change or abandon their projects, as well as seasonal weather-related disruptions. For example, our customers’ ability to install solar energy systems is affected by weather, such as during the winter months. Inclement weather may also affect our logistics and operations by causing delays in the shipping and delivery of our materials, components and products which may, in turn, cause delays in our customers’ solar projects.
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
In June 2026, a federal district court vacated Notice 2025-42 finding the notice to be arbitrary and capricious in Oregon Environmental Council v. IRS. The government may appeal the decision, or Treasury may issue new guidance to replace the vacated notice. It remains uncertain whether developers can rely on the restored safe harbor and thus which beginning of construction standards will ultimately apply to our customers’ project. Such requirements, and the ongoing uncertainty resulting from the vacatur and any subsequent appeal or replacement guidance, may diminish our customers’ ability to qualify their projects for Section 48E or 45Y tax credits, which in turn could reduce demand for our products and materially harm our business and results of operations.
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
There is no assurance that foreign governments will provide or continue to provide sufficient incentives and support to the solar industry or that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our solar products.
Changes in the global trade environment, including the imposition of tariffs, other import duties and trade restrictions, could adversely affect our business growth and the amount or timing of our revenues, results of operations or cash flows.
Trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain materials for and components of our products such as steel and low-power solar modules, and for products used in solar energy projects more broadly, such as electrical equipment, storage batteries and solar modules.
In recent years, imposition and withdrawal of import tariffs have been erratic and unpredictable. On February 20, 2026, the U.S. Supreme Court ruled that import tariffs imposed by President Trump purportedly under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. As a result, it is expected that the U.S. government will refund with interest at least a sizable portion of the IEEPA tariffs, although the timing and precise coverage of those tariff refunds remain uncertain.
Effective February 24, 2026, President Trump imposed a 10% tariff on most goods under Section 122 of the Trade Act of 1974 (“Section 122 Tariffs”). The Section 122 Tariffs generally apply uniformly against most U.S. imports from most countries, but do not apply to imports of products that qualify for preferential treatment under the United States – Mexico – Canada Agreement (USMCA) or to imports of certain products that are ordinarily unrelated to solar energy projects.
There currently are tariffs on imports of steel, aluminum and copper products, including certain derivative products containing steel, aluminum and/or copper, imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”). Effective April 6, 2026, the Administration revised the Section 232 Tariff framework, including by generally applying a 50% tariff to the full customs value of covered steel, aluminum and copper products, applying a lower 25% tariff to certain products and applying a 10% tariff to covered derivative products made from aluminum or copper smelted and cast in the United States, or from steel melted and poured in the United States . Certain products also qualify for Section 232 tariff exemptions. Section 232 tariffs are not additive to the Section 122 Tariffs. Although the April 6, 2026 Section 232 Tariff revisions reduced our tariff exposure for certain imported components, Section 232 Tariffs continue to affect our costs and gross margins and could result in interruptions in our product supply chains.

There are also tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974 (“Section 301 Tariffs”). At present, Section 301 Tariffs are 50% on Chinese crystalline solar photovoltaic (“CSPV”) cells and modules, 25% on Chinese steel products, 25% on Chinese parts of lead-acid storage batteries (including separators thereof) and 25% on Chinese lithium-ion non-EV batteries. These Section 301 Tariffs are additive to Section 122 Tariffs.
In addition, the Trump Administration has indicated that new Section 301 Tariffs may be implemented in the near future following investigations covering a broad range of countries, including major sourcing markets. The timing, rates, country coverage, product coverage and interaction with other tariffs remain uncertain. If implemented, these additional Section 301 tariffs could increase our costs, reduce our gross margins, adversely affect sourcing and pricing decisions, and otherwise adversely affect our business, financial condition, results of operations and cash flows.
Nextpower products include proprietary, low-power CSPV modules that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. Such low-power CSPV modules, if sourced from China, are impacted by Section 301 Tariffs on solar modules. All tariffs on solar cells and modules also may indirectly affect us by increasing the costs of components of solar energy projects, thereby adversely impacting the financial viability of solar energy projects in which our products are used, which could lead to decreased demand for our products.
Under an August 2023 “circumvention” determination by the U.S. Department of Commerce (“Commerce”), CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam using certain Chinese components are subject to antidumping duty and countervailing duty (“AD/CVD”) orders on CSPV cells and modules from China (“Solar Circumvention Determination”). AD/CVD cash deposit rates for imported CSPV modules covered by the China AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 250% of the entered value of the modules.
As a result of a Presidential Proclamation 10414 issued by President Biden on June 6, 2022, entries of CSPV cells and models covered by the Solar Circumvention Determination that entered the United States prior to June 6, 2024 generally did not face the collection of AD/CVD amounts if the importers of such cells and modules submitted required certifications to U.S. Customs and Border Protection (“CBP”). Nextpower imported proprietary, low-power CSPV smart modules from Malaysia and Thailand covered by the Solar Circumvention Determination between April 1, 2022 and November 30, 2022, While Nextpower submitted certifications for the low-power CSPV smart modules it imported during this period, Nextpower did not strictly follow all the certification procedures for a number of the entries. In addition, the AD/CVD exemption put in place by Presidential Proclamation 10414 is subject to a pending court challenge.
If U.S. courts strike down the AD/CVD exemption put in place by Presidential Proclamation 10414 or CBP determines that Nextpower’s submitted certifications were invalid, Nextpower could be required to pay AD amounts with respect to the applicable entries of the low-power CSPV smart modules. To mitigate the AD duty risk, Nextpower has submitted a prior disclosure to CBP informing CBP of the potential procedural deficiencies with respect to the certifications submitted by Nextpower. CSPV cells and modules produced in Cambodia, Malaysia, Thailand and Vietnam that are not covered by the Solar Circumvention Determination are subject to AD/CVD orders. AD/CVD cash deposit rates for imports of CSPV modules covered by the Cambodia, Malaysia, Thailand and Vietnam AD/CVD orders vary significantly depending on the producer and exporter of the modules and may amount to over 3,000% of the entered value of the imported merchandise.
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. On February 26, 2026, Commerce published affirmative preliminary CVD determinations in the investigations and imposed significant CVD cash deposit rates. On April 23, 2026, Commerce issued preliminary affirmative dumping determinations covering CSPV cells and modules from those countries and imposed significant AD cash deposit rates. Although we have taken steps to mitigate potential exposure through supply chain adjustments, these preliminary determinations, and the proceedings’ final determinations (expected in September 2026), could adversely affect our costs, supply chain flexibility, project timing and results of operations.
On July 17, 2026, Commerce initiated a circumvention proceeding targeting CSPV cell and modules produced in Ethiopia using Chinese inputs and CSPV cells produced in Ethiopia using Chinese inputs and incorporated into CSPV modules produced in Vietnam. If the circumvention proceeding results in a final determination of circumvention, Commerce is expected to include the merchandise targeted by the circumvention proceeding within the longstanding AD/CVD orders covering CSPV cells and modules from China.

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
Imports of solar modules produced in China or incorporating cells or other materials (e.g., polysilicon) produced in whole or in part in China may be detained by CBP under the Uyghur Forced Labor Prevention Act (Public Law No. 117-78). To the extent that such detentions occur, solar modules may not reach project sites, which may result in significant delays in the development and entry into operation of solar energy projects.
The ultimate severity or duration of any solar panel supply chain disruption due to CBP detentions or otherwise and or its effects on our clients’ solar project development and construction activities, and associated consequences on our business, is uncertain.
If an environment of significantly increased U.S. tariffs and trade restrictions continues or further escalates, the global economy could be adversely affected, including through higher costs, higher interest rates or lower demand for renewable energy, any of which could materially affect our business, financial condition, results of operations, and prospects. In addition, we export products manufactured in the United States to projects outside of the United States, which exposes our business to retaliatory tariffs imposed by other countries. Such retaliatory tariffs, if applicable to our products, could adversely affect the demand for our products or make us less competitive in those countries.
Existing tariffs and duties, the possibility of additional or increased tariffs or duties in the future, and the potential detention by CBP of solar modules all have created uncertainty in the solar industry. If the price of solar systems increases, the use of solar systems could become less economically feasible and could reduce our gross margins or reduce the demand for solar systems, which in turn may decrease demand for our products.
Additionally, existing or future tariffs and CBP detentions of solar modules may negatively affect key customers and suppliers, and other supply chain partners. Such outcomes could adversely affect the amount or timing of our revenues, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to delay their purchase of our products. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of, among other things, mitigating the effect of AD/CVD duties, Section 301 Tariffs and Section 232 Tariffs on our business, we may not be able to do so broadly or on attractive terms.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, Bentek, OnSight, Origami, Prevalon and other recent acquisitions. We have also entered into, and may in the future enter into, joint ventures or similar strategic arrangements, such as our Nextpower Arabia joint venture. Our ability as an organization to acquire and integrate other companies, services or technologies, and to structure, negotiate and manage joint ventures and other strategic arrangements, in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates or joint venture partners, and we may not be able to complete such acquisitions or joint ventures on favorable terms, if at all. When we complete acquisitions or enter into joint ventures, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions or joint ventures we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, joint venture partner, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. Joint ventures involve unique risks, including our potential inability to control the operations, strategies or financial decisions of our joint venture partners, the potential for our partners to have economic or business interests inconsistent with our own, the possibility that we may be responsible to joint venture partners for indemnifiable losses and the risk that our partners may be unable or unwilling to fulfill their obligations under the relevant joint venture agreements. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, or at managing our joint ventures effectively, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or the capabilities of joint venture partner, or accurately forecast the financial impact of an acquisition or joint venture transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, or to fund our obligations under any joint venture arrangements each of which could adversely affect our business, financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions or joint ventures could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
In connection with our acquisitions and strategic investments, we have recorded, and expect to continue to record, significant amounts of goodwill and other intangible assets on our unaudited condensed consolidated balance sheet. We are required to test goodwill for impairment at least annually, generally at the beginning of our fourth fiscal quarter, and to test our finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Triggering events that could require an interim or annual impairment assessment include declines in our historical or projected revenue, operating income or cash flows, a sustained decline in the price or market capitalization of our Class A common stock, deterioration in general macroeconomic, industry or market conditions, reductions in demand or project volumes, the loss of one or more significant customers, adverse changes in the regulatory or incentive environment, or the failure of an acquired business to perform as we expected at the time of acquisition. If the carrying value of a reporting unit or asset exceeds its estimated fair value, we may be required to recognize a non-cash impairment charge, which could be significant. Any such charge could have a material adverse effect on our results of operations and financial condition in the period in which it is recognized.
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
We are dependent on a relatively small number of customers for our sales, and a small group of customers have historically accounted for a material portion of our revenue. The loss of any one of our significant customers, their inability to perform under their contracts, or their default in payment, could have a substantial effect on our revenues and profits. Further, our trade accounts receivable and unbilled receivable (“contract assets”) are from companies within the solar industry, and, as such, we are exposed to normal industry credit risks. As of March 31, 2026, the last day of our fiscal year, our largest customer constituted less than 10% of our total trade accounts receivable and contract assets balances. Accordingly, a loss of a significant customer or a significant reduction in pricing or order volume from a significant customer could substantially reduce our revenue and could have a material adverse effect on our business, financial condition and results of operations.
Defects, performance problems or vulnerabilities in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from our products.
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, vulnerabilities or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties or integration issues with third-party components, which can affect both the quality and the yield of the product. As we expand into battery energy storage systems ("BESS"), these risks may be heightened due to the complexity of integrating battery cells, battery management systems, power conversion equipment, energy management software and other third-party components. In addition, failures, defects or malfunctions in BESS products, including thermal events, fires or other safety incidents, whether caused by our products or third-party components, could result in significant property damage, personal injury, project delays, regulatory scrutiny, product recalls and reputational harm. Any actual or perceived errors, defects, vulnerabilities or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in customer service and support costs, litigation from our customers and related liability, including indemnity obligations, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulation” in our Form 10-K for more information regarding applicable privacy and data protection laws and regulations.
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
Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers’ production lines until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production and logistics costs, and delays. Further, as we expand into battery energy storage systems ("BESS"), these risks may be heightened due to the complexity of integrating battery cells, battery management systems, power conversion equipment, energy management software and other third-party components. Our ability to maintain product quality may also depend on the performance of our suppliers and contract manufacturers, which may be outside of our direct control. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
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
We entered into a Tax Receivable Agreement with Nextpower LLC, Yuma, Yuma Sub, TPG, and the TPG Affiliates in connection with our initial public offering ("IPO"). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units and shares of Class B common stock (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
The Tax Receivable Agreement provides that upon certain circumstances we will be required to make an immediate payment equal to the present value of the anticipated future tax benefits, including upon certain mergers, asset sales, other forms of business combinations or other changes of control (with certain exceptions, such as the Spin Distribution and the Merger (as such terms are defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K), if we materially breach any of our material obligations under the Tax Receivable Agreement, or if, at any time, we elect an early termination of the Tax Receivable Agreement. The amount of any such payment would be based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than or less than the percentage specified in the Tax Receivable Agreement of the actual benefits that we realize in respect of the tax attributes that are subject to the Tax Receivable Agreement and the upfront payment may be made years in advance of the actual realization of such future benefits (if any). Under certain circumstances, including an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity, as well as our attractiveness as a target for an acquisition. In addition, we may not be able to finance our obligations under the Tax Receivable Agreement.
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
We have entered into the New Credit Agreement (as defined in Note 9 in the notes to the consolidated financial statements included in our Form 10-K). The obligations of the borrower and the LLC, under the New Credit Agreement and related loan documents are jointly and severally guaranteed by us and the LLC. To the extent that we incur indebtedness by drawing on our revolving credit facility, our level of indebtedness would increase the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
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
In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. For example, in December 2024, a class action lawsuit alleging violations of federal securities laws was filed by a purported stockholder, naming as defendants us and certain of our officers, for allegedly making false and misleading statements about our business, financial results and prospects, and in January 2025 and March 2025, derivative actions were filed against our directors and certain of our officers based on the same factual allegations. On April 13, 2026, the court dismissed the securities class action with prejudice, and, after the plaintiffs elected not to appeal, that judgment became final. The related stockholder derivative actions were dismissed without prejudice in May 2026. We may nonetheless be the target of additional litigation of this type in the future. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would harm our financial condition and operating results and divert management’s attention and resources from our business.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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
The Tax Matters Agreement entered into by us, Yuma and Flex immediately prior to the Spin Distribution, which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Tax Distributions, as defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K (the “Distributions”), and the Merger), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), generally restricts Nextpower from taking certain actions that could adversely affect the intended tax treatment of the Spin Distribution or the Merger, subject to certain exceptions. As a result of these restrictions, Nextpower’s ability to engage in certain transactions, such as the issuance or purchase of stock or certain business combinations, may be limited.
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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On January 27, 2026, we announced that our board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of our outstanding shares of Class A common stock. No shares were repurchased during the three-month period ended July 3, 2026. As of July 3, 2026, approximately $499.6 million remained available for future share repurchases under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Nextpower Inc.		8-K	001-41617	3.1	November 11, 2025
3.2	Second Amended and Restated Bylaws of Nextpower Inc.		8-K	001-41617	3.2	November 11, 2025
10.1†	Offer Letter between the Company and Lindsey Wiedmann dated April 28, 2026.	X
10.2†	Offer Letter between the Company and Robert Vinje dated May 8, 2026.	X
10.3†	Form of Performance Stock Unit Award Agreement under the 2022 Nextpower Inc. Equity Incentive Plan FY27 (Executive).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextpower Inc.

Date:	July 31, 2026	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)