Form 10-Q
period 2026-10-02
Nextpower Inc.
filed 2026-11-02
CIK 1852131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026

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
i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, there were 150,575,535 shares of the registrant’s common stock outstanding.

ii

	PART I. FINANCIAL INFORMATION	Page
Item 1.	Financial Statements:	2
	Unaudited Condensed Consolidated Balance Sheets as of October 2, 2026 and March 31, 2026	2
	Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods ended October 2, 2026 and September 26, 2025	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended October 2, 2026 and September 26, 2025	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three-month and six-month periods ended October 2, 2026 and September 26, 2025	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended October 2, 2026 and September 26, 2025	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
Signatures		71

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nextpower Inc.
Unaudited condensed consolidated balance sheets
(In thousands, except share and per share amounts)

	As of October 2, 2026	As of March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,029,886	$1,094,976
Accounts receivable, net of allowance of $2,273 and $2,078, respectively	584,299	417,043
Contract assets	615,732	533,257
Inventories	264,136	262,276
Section 45X credit receivable	359,681	352,598
Other current assets	204,932	186,406
Total current assets	3,058,666	2,846,556
Property and equipment, net	108,639	78,356
Goodwill	653,594	488,950
Other intangible assets, net	233,382	78,046
Deferred tax assets	510,231	511,815
Other assets	74,950	69,489
Total assets	$4,639,462	$4,073,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643,664	$533,490
Accrued expenses	147,052	130,133
Deferred revenue	413,762	307,492
Other current liabilities	169,007	192,747
Total current liabilities	1,373,485	1,163,862
Tax receivable agreement (TRA) liability	373,811	372,659
Long-term deferred revenue	100,826	102,493
Other liabilities	145,533	99,801
Total liabilities	1,993,655	1,738,815
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value, 900,000,000 shares authorized, 150,712,535 shares and 149,391,483 shares issued and outstanding, respectively	15	15
Additional paid-in-capital	4,286,052	4,305,726
Accumulated deficit	(1,640,719)	(1,971,527)
Accumulated other comprehensive income	459	183
Total stockholders’ equity	2,645,807	2,334,397
Total liabilities and stockholders’ equity	$4,639,462	$4,073,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of operations
(In thousands, except share and per share amounts)

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Revenue	$1,109,276	$905,268	$2,044,446	$1,769,521
Cost of sales	763,960	612,408	1,363,277	1,194,935
Gross profit	345,316	292,860	681,169	574,586
Selling, general and administrative expenses	92,202	84,626	192,640	158,562
Research and development	45,568	26,889	90,076	48,449
Operating income	207,546	181,345	398,453	367,575
Interest expense	350	730	603	1,946
Other income, net	(7,876)	(2,110)	(16,147)	(8,063)
Income before income taxes	215,072	182,725	413,997	373,692
Provision for income taxes	49,619	35,864	83,189	69,648
Net income	165,453	146,861	330,808	304,044

Earnings per share:
Basic	$1.09	$0.99	$2.19	$2.06
Diluted	$1.08	$0.97	$2.14	$2.01
Weighted-average shares used in computing per share amounts:
Basic	151,495,892	148,027,872	151,131,192	147,480,066
Diluted	153,909,193	152,018,105	154,519,706	151,110,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of comprehensive income
(In thousands)

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net income	$165,453	$146,861	$330,808	$304,044
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivative instruments	(1,429)	—	276	—
Comprehensive income	$164,024	$146,861	$331,084	$304,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of stockholders’ equity
(In thousands, except share amounts)

	Common stock
Three-month period ended October 2, 2026	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
BALANCE AT JULY 3, 2026	151,654,811	$15	$4,361,372	$(1,806,172)	$1,888	$2,557,103
Net income	—	—	—	165,453	—	165,453
Stock-based compensation expense	—	—	29,936	—	—	29,936
Vesting of RSU and PSU awards	679,161	—	—	—	—	—
Exercises of options awards	180,321	—	6,812	—	—	6,812
Repurchases of common stock	(1,801,758)	—	(162,068)	—	—	(162,068)
Acquisition-related deferred stock consideration	—	—	50,000	—	—	50,000
Total other comprehensive loss	—	—	—	—	(1,429)	(1,429)
BALANCE AT OCTOBER 2, 2026	150,712,535	$15	$4,286,052	$(1,640,719)	$459	$2,645,807

	Common stock
Three-month period ended September 26, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
BALANCE AT JUNE 27, 2025	147,963,974	$15	$4,208,133	$(2,400,227)	$(777)	$1,807,144
Net income	—	—	—	146,861	—	146,861
Stock-based compensation expense	—	—	31,653	—	—	31,653
Vesting of RSU awards	417,819	—	—	—	—	—
Exercises of options awards	712	—	—	—	—	—
Total other comprehensive income	—	—	—	—	40	40
BALANCE AT SEPTEMBER 26, 2025	148,382,505	$15	$4,239,786	$(2,253,366)	$(737)	$1,985,698

Nextpower Inc.
Unaudited condensed consolidated statements of stockholders’ equity (continued)
(In thousands, except share amounts)

	Common stock
Six-month period ended October 2, 2026	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
BALANCE AT MARCH 31, 2026	149,391,483	$15	$4,305,726	$(1,971,527)	$183	$2,334,397
Net income	—	—	—	330,808	—	330,808
Stock-based compensation expense	—	—	59,574	—	—	59,574
Vesting of RSU and PSU awards	1,704,024	—	—	—	—	—
Exercise of options awards	1,418,786	—	32,820	—	—	32,820
Repurchases of common stock	(1,801,758)	—	(162,068)	—	—	(162,068)
Acquisition-related deferred stock consideration	—	—	50,000	—	—	50,000
Total other comprehensive income	—	—	—	—	276	276
BALANCE AT OCTOBER 2, 2026	150,712,535	$15	$4,286,052	$(1,640,719)	$459	$2,645,807

	Common stock
Six-month period ended September 26, 2025	Shares outstanding	Amounts	Additional paid-in-capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
BALANCE AT MARCH 31, 2025	145,648,231	$15	$4,185,823	$(2,557,410)	$(298)	$1,628,130
Net income	—	—	—	304,044	—	304,044
Stock-based compensation expense	—	—	53,963	—	—	53,963
Vesting of RSU and PSU awards	2,733,562	—	—	—	—	—
Exercises of options awards	712	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	(439)	(439)
BALANCE AT SEPTEMBER 26, 2025	148,382,505	$15	$4,239,786	$(2,253,366)	$(737)	$1,985,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nextpower Inc.
Unaudited condensed consolidated statements of cash flows
(In thousands)

	Six-month periods ended
	October 2, 2026	September 26, 2025
Cash flows from operating activities:
Net income	$330,808	$304,044
Depreciation and amortization of intangible assets	23,689	13,150
Changes in working capital and other, net	(75,336)	(48,991)
Net cash provided by operating activities	279,161	268,203
Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	(132,455)	(108,346)
Purchases of property and equipment	(39,026)	(26,732)
Other investing activities	(8,000)	(7,443)
Net cash used in investing activities	(179,481)	(142,521)
Cash flows from financing activities:
Repurchase of common stock	(162,068)	—
Proceeds from exercises of options awards	32,820	—
TRA payment	(19,381)	(27,427)
Payment of acquisition deferred purchase price	(16,141)	(14,013)
Distribution to former non-controlling interest holder	—	(3,010)
Payment of revolver issuance costs	—	(1,993)
Net cash used in financing activities	(164,770)	(46,443)
Net (decrease) increase in cash and cash equivalents	(65,090)	79,239
Cash and cash equivalents beginning of period	1,094,976	766,103
Cash and cash equivalents end of period	$1,029,886	$845,342

Non-cash investing and financing activities:
Fair value of contingent considerations for acquisitions	$57,760	$28,930
Acquisition deferred purchase price	50,000	2,931
Right-of-use assets obtained in exchange of lease liabilities	8,352	24,163
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
2.Summary of accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for reporting financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2026, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present the Company’s financial statements fairly have been included. Operating results for the three and six-month periods ended October 2, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027 or any future period. The unaudited condensed consolidated balance sheet as of March 31, 2026 was derived from the Company’s audited consolidated financial statements included in the Form 10-K. All intercompany transactions and balances within Nextpower have been eliminated.
Certain prior year amounts have been reclassified to conform to the current year presentation.
The first quarters for fiscal years 2027 and 2026 ended on July 3, 2026 (94 days) and June 27, 2025 (88 days), respectively. The second quarters for fiscal years 2027 and 2026 ended on October 2, 2026 (91 days) and September 26, 2025 (91 days), respectively.
Common stock retitle
On August 19, 2026, the Company filed the Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, reflecting the elimination of the Company’s legacy Class B common stock, the removal of other outdated provisions, and the retitling of the Company’s Class A common stock as common stock.
Translation of foreign currencies
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is primarily the USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income, net in the accompanying unaudited condensed consolidated statements of operations. The Company recognized foreign currency exchange losses of $3.5 million and $4.5 million during the three and six-month periods ended October 2, 2026, respectively, driven by unfavorable exchange rate fluctuations in certain currencies. The Company recognized foreign currency exchange losses of $1.9 million and $2.2 million during the three and six-month periods ended September 26, 2025, respectively, driven by unfavorable exchange rate fluctuations in certain currencies.
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

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
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
The following table summarizes the activity related to the estimated accrued warranty reserve for the six-month periods ended October 2, 2026 and September 26, 2025:

	Six-month periods ended
	October 2, 2026	September 26, 2025
	(In thousands)
Beginning balance	$32,845	$17,981
Provision for warranties issued	11,216	5,647
Payments	(7,635)	(2,310)
Ending balance	$36,426	$21,318
Out of the total warranty liabilities of $36.4 million, $32.8 million and $21.3 million as of October 2, 2026, March 31, 2026, and September 26, 2025, respectively, $9.6 million, $8.0 million, and $7.1 million, respectively, were presented within other liabilities on the unaudited condensed consolidated balance sheets, while short-term warranty liabilities were presented within other current liabilities.
Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or net realizable value. Nextpower’s inventory primarily consists of finished goods to be used and to be sold to customers, including components procured to complete the tracker system projects.
Other current assets
Other current assets include short-term deposits and advances of $26.2 million and $51.3 million as of October 2, 2026 and March 31, 2026, respectively, primarily related to advance payments to certain vendors for procurement of inventory.
Deferred tax assets
Deferred tax assets of $510.2 million and $511.8 million as of October 2, 2026 and March 31, 2026, respectively, are primarily related to the Company’s investment in Nextpower LLC (the “LLC”) as described in Note 12 in the notes to the consolidated financial statements included in the Form 10-K.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Accrued expenses
Accrued expenses include accruals primarily for freight and tariffs of $88.6 million and $58.2 million as of October 2, 2026 and March 31, 2026, respectively. In addition, accrued expenses also include $58.5 million and $71.9 million of accrued payroll as of October 2, 2026 and March 31, 2026, respectively.
TRA liability
The TRA liability related to the amount expected to be paid to Flex Ltd. (“Flex” or the “former parent”), TPG Inc. (“TPG”) and TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. (collectively, the “TPG Affiliates”) pursuant to the Tax Receivable Agreement (as defined in Note 12 in the notes to the consolidated financial statements included in the Form 10-K), was $373.8 million and $393.2 million, as of October 2, 2026 and March 31, 2026, respectively. Of these amounts, $373.8 million and $372.7 million, respectively, were included in TRA liability, while zero and $20.5 million, respectively, were included in other current liabilities on the unaudited condensed consolidated balance sheets. During the six-month periods ended October 2, 2026 and September 26, 2025, payments of $19.4 million and $27.4 million, respectively, were made to the former parent, TPG and the TPG Affiliates, which are presented in financing activities on the unaudited condensed consolidated statements of cash flows.
Other liabilities
Other liabilities primarily consist of contingent earnouts for the Company’s acquisitions of $82.6 million and $38.6 million, and long-term lease liabilities of $44.5 million and $41.0 million, each as of October 2, 2026 and March 31, 2026, respectively.
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
3.Revenue
Based on ASC 606 provisions, the Company disaggregates its revenue from contracts with customers by those sales recorded over time and sales recorded at a point in time. The following table presents Nextpower’s revenue disaggregated based on timing of transfer-point in time and over time for the three and six-month periods ended October 2, 2026 and September 26, 2025:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In thousands)
Timing of Transfer
Point in time	$98,044	$58,931	$194,016	$75,894
Over time	1,011,232	846,337	1,850,430	1,693,627
Total revenue	$1,109,276	$905,268	$2,044,446	$1,769,521
Contract balances
The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities (deferred revenue) on the unaudited condensed consolidated balance sheets. Nextpower’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, which generally coincide with the shipment of one or more phases of the project. When billing occurs subsequent to revenue recognition, a contract asset results. Contract assets of $615.7 million and $533.3 million as of October 2, 2026 and March 31, 2026, respectively, are presented in the unaudited condensed consolidated balance sheets, of which $170.8 million and $133.9 million, respectively, will be invoiced at the end of the projects as they represent funds withheld until the products are installed by a third party, arranged by the customer, and the project is declared operational. The remaining unbilled receivables will be invoiced throughout the project based on a set billing schedule such as

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements milestones reached or completed rows delivered. Contract assets increased by $82.5 million from March 31, 2026 to October 2, 2026 due to fluctuations in the timing and volume of billings for the Company’s revenue recognized over time.
During the six-month periods ended October 2, 2026 and September 26, 2025, Nextpower converted $197.3 million and $216.5 million of deferred revenue to revenue, respectively, which represented 48% and 63%, respectively, of the beginning period balance of deferred revenue.
Remaining performance obligations
As of October 2, 2026, Nextpower had $514.6 million of the transaction price allocated to the remaining performance obligations. The Company expects to recognize revenue on approximately 80% of these performance obligations in the next 12 months. The remaining long-term unperformed obligation primarily relates to extended warranty and deposits collected in advance on certain tracker projects.
4.Goodwill and intangible assets
Goodwill
During the six-month period ended October 2, 2026, additions to the Company’s goodwill are driven by its acquisitions of Prevalon Energy LLC (“Prevalon”), as well as complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power (“Zigor/Apex”) as further described in Note 10.
The following table summarizes the activity in the Company’s goodwill during the six-month period ended October 2, 2026 (in thousands):

Balance as of March 31, 2026	$488,950
Additions	164,644
Balance as of October 2, 2026	$653,594
Other intangible assets
During the six-month period ended October 2, 2026, the total gross value of other intangible assets increased by $167.7 million, primarily consisting of $92.5 million of developed technology, $49.0 million of customer relationships, and $26.2 million of backlog and trade names, primarily driven by the recent business acquisitions as further described in Note 10.
The components of identifiable intangible assets are as follows:

	As of October 2, 2026			As of March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(In thousands)
Developed technology	$165,142	$(14,359)	$150,783	$72,673	$(8,784)	$63,889
Customer relationships	68,159	(11,809)	56,350	19,159	(7,022)	12,137
Backlog, trade names and other intangibles	31,357	(5,108)	26,249	5,157	(3,137)	2,020
Total	$264,658	$(31,276)	$233,382	$96,989	$(18,943)	$78,046
The gross carrying amount of other intangible assets are removed when fully amortized. Total intangible asset amortization expense recognized in operations during the three and six-month periods ended October 2, 2026 and September 26, 2025 was as follows:

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In thousands)
Cost of sales	$4,513	$1,649	$6,498	$2,808
Selling, general and administrative expense	4,445	1,269	5,835	2,169
Total amortization expense	$8,958	$2,918	$12,333	$4,977
The estimated future annual amortization expense for the acquired finite-lived intangible assets as of October 2, 2026 is as follows:

Fiscal year ending March 31,	Amount
(In thousands)
2027 (1)	$24,339
2028	45,137
2029	43,440
2030	27,104
2031	17,795
Thereafter	75,567
Total amortization expense	$233,382
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2027.
5.Stock-based compensation
The Company adopted the First Amended and Restated 2022 Nextpower LLC Equity Incentive Plan in April 2022 (the “LLC Plan”), which provides for the issuance of options, unit appreciation rights, performance units, performance incentive units, restricted incentive units and other unit-based awards to employees, directors and consultants of the Company. Additionally, in connection with the Company’s initial public offering (“IPO”), the Company approved the Second and Restated 2022 Nextpower Inc. Equity Incentive Plan (together with the LLC Plan, the “2022 Plan”) to reflect, among other things, that the underlying equity interests with respect to awards issued under the LLC Plan shall, in lieu of common units of the LLC, relate to common stock of Nextpower for periods from and after the closing of the IPO.
In addition, the Company maintains one inducement equity compensation plan, established in connection with the acquisition of Prevalon (the “Prevalon Plan”), through which inducement awards (“Inducement Awards”) have been granted to former Prevalon employees as a material inducement to their commencement of employment with the Company following the consummation of such acquisition. The Inducement Awards were granted in accordance with Nasdaq Listing Rule 5635(c)(4) and were unanimously approved by the Compensation and People Committee of the Board of Directors of the Company. While the Inducement Awards were granted outside of the 2022 Plan, the awards are subject to terms and conditions substantially consistent with those set forth under the 2022 Plan.
The following table summarizes the Company’s stock-based compensation expense for both the 2022 Plan and the Prevalon Plan:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In thousands)
Cost of sales	$5,602	$5,077	$10,047	$7,315
Selling, general and administrative expenses	19,642	24,039	40,810	42,531
Research and development	4,692	2,537	8,717	4,117
Total stock-based compensation expense	$29,936	$31,653	$59,574	$53,963

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
During the six-month period ended October 2, 2026, the Company granted 1.2 million time-based unvested restricted share units (“RSU”) awards to certain of its employees under the 2022 Plan. The vesting for these unvested RSU awards is contingent upon time-based vesting with continued service generally over a three-year period from the grant date, with a portion of the awards vesting at the end of each year. The weighted average fair value per share of the RSUs granted during the period was estimated to be $91.27 per award.
In addition, during the six-month period ended October 2, 2026, the Company also granted 0.2 million performance-based vesting (“PSU”) awards whereby vesting is generally contingent upon (i) time-based vesting with continued service through March 31, 2029, and (ii) the achievement of certain metrics specific to the Company, which could result in a range of 0-300% of such PSUs ultimately vesting. The weighted average fair value per share of the PSUs granted during the six-month period ended October 2, 2026 was estimated to be $164.37 per award. The fair value of these PSU awards granted during the period was determined using Monte-Carlo simulation models, which is a probabilistic approach for calculating the fair value of the awards. During the six-month period ended October 2, 2026, approximately 0.4 million PSU awards were granted and immediately vested, which represent the number of awards achieved above target levels based on the achievement of certain performance-based metrics related to PSU awards granted in fiscal year 2024.
Further, during the six-month period ended October 2, 2026, the Company granted 0.3 million time-based unvested RSU Inducement Awards and 0.8 million PSU Inducement Awards under the Prevalon Plan. The vesting for these unvested RSU Inducement Awards is contingent upon time-based vesting with continued service over a four-year period from the grant date, with equal vesting at the end of each year. The vesting of PSU Inducement Awards is subject to the achievement of certain metrics specific to Prevalon, which could result in a range of 0-100% of such PSU Inducement Awards ultimately vesting, and generally requires continued employment through the last day of the performance period. The weighted average fair value per share of both the RSU and PSU Inducement Awards granted during the period was estimated to be $103.10 per award, corresponding to the Company's closing price per share of its common stock as of the grant date.
No option awards were granted during the six-month period ended October 2, 2026.
Additionally, during the six-month period ended October 2, 2026, 1.6 million awards were forfeited primarily due to option awards granted in fiscal year 2023 that were forfeited upon exercises as a result of the maximum benefit limit stipulated within the applicable award agreement.
The total unrecognized compensation expense related to unvested awards under the 2022 Plan and the Prevalon Plan as of October 2, 2026 was approximately $256.7 million and $104.4 million, respectively, which is expected to be recognized over a weighted-average period of approximately 2.3 years and 3.6 years, respectively.
6.Earnings per share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the applicable periods.
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

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the period is presented below:

	Three-month periods ended
	October 2, 2026			September 26, 2025
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$165,453	151,495,892	$1.09	$146,861	148,027,872	$0.99

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		414,731			1,816,836
Common stock equivalents from RSUs (2)		1,282,200			1,227,359
Common stock equivalents from PSUs (3)		716,370			946,038

Diluted EPS
Net income	$165,453	153,909,193	$1.08	$146,861	152,018,105	$0.97
(1)During the three-month periods ended October 2, 2026 and September 26, 2025, no options awards and approximately 0.4 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the three-month periods ended October 2, 2026 and September 26, 2025, approximately 0.6 million and 0.7 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the three-month periods ended October 2, 2026 and September 26, 2025, approximately 1.0 million and 0.4 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

	Six-month periods ended
	October 2, 2026			September 26, 2025
	Income	Weighted average shares outstanding	Per share	Income	Weighted average shares outstanding	Per share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
	(In thousands, except share and per share amounts)
Basic EPS
Net income	$330,808	151,131,192	$2.19	$304,044	147,480,066	$2.06

Effect of Dilutive Impact
Common stock equivalents from options awards (1)		948,822			1,627,871
Common stock equivalents from RSUs (2)		1,616,713			1,177,294
Common stock equivalents from PSUs (3)		822,979			824,800

Diluted EPS
Net income	$330,808	154,519,706	$2.14	$304,044	151,110,031	$2.01

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
(1)During the six-month periods ended October 2, 2026 and September 26, 2025, no options awards and approximately 0.4 million options awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)During the six-month periods ended October 2, 2026 and September 26, 2025, approximately 0.6 million and 0.7 million RSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(3)During the six-month periods ended October 2, 2026 and September 26, 2025, approximately 1.0 million and 0.4 million PSU awards, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
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
On February 6, 2024, pursuant to the Third Amended and Restated Limited Liability Company Agreement of Nextpower LLC (the “LLC Agreement”), the LLC made pro rata tax distributions in an aggregate amount of $94.3 million to the common members of the LLC, including an aggregate of $48.5 million to Yuma Acquisition Sub LLC and Yuma Subsidiary, Inc. (“Yuma Sub”). As of the date of the tax distribution, Yuma Acquisition Sub LLC and Yuma Sub were wholly-owned subsidiaries of Nextpower. On February 21, 2025, Flex and Flextronics International USA, Inc. (collectively, the "Flex Plaintiffs") filed suit in the Delaware Court of Chancery, alleging that the Flex Plaintiffs are entitled to the distribution that was paid to Yuma Acquisition Sub LLC and Yuma Sub on February 6, 2024 under the terms of the contracts governing the Spin-off. The complaint asserts claims against Nextpower, the LLC, Yuma Acquisition Sub LLC and Yuma Sub (collectively “Defendants”) for breach of contract, breach of the implied covenant of good faith and fair dealing, mistake and unjust enrichment. On January 21, 2026, the court issued a memorandum opinion granting Defendants’ motion to dismiss the complaint. On February 16, 2026, the Flex Plaintiffs filed a notice of appeal with the Delaware Supreme Court. Briefing on appeal has been completed and oral argument occurred on October 28, 2026.
Based on the current procedural posture of this matter, including the court’s memorandum opinion granting Defendants’ motion to dismiss and the pending appeal, Nextpower is unable to reasonably estimate a loss, if any, arising from this matter.
Antidumping and Countervailing Duties
Since April 2022, Nextpower has imported proprietary crystalline solar photovoltaic (“CSPV”) smart modules from Malaysia and Thailand that provide off-grid power to our controllers located either on each tracker row or on weather stations at the project site. In December 2024, U.S. Customs and Border Protection (“CBP”) instructed Nextpower to pay approximately $1 million in antidumping duty and countervailing duty (“AD/CVD”) cash deposits relating to a limited number of entries based on perceived certification deficiencies. To mitigate AD/CVD risk arising from potential procedural deficiencies in certain certifications submitted in connection with these imports, Nextpower submitted a prior disclosure to CBP. Additionally, Nextpower filed a request for a changed circumstances review (“CCR”) with the U.S. Department of Commerce (“Commerce”), seeking an exclusion for its off-grid smart CSPV modules from the AD/CVD orders on CSPV cells and modules from China. In December 2025, Commerce issued the final results of the CCR and granted an exclusion for Nextpower's off-grid smart CSPV modules for purposes of the countervailing duty order, retroactive to January 1, 2022, and for purposes of the antidumping duty order, retroactive to December 1, 2022. Although Commerce's CCR determination substantially reduced Nextpower's potential AD/CVD exposure, the outcome of the pending litigation challenging the Solar Duty Waiver Regulation and CBP's treatment of Nextpower's certifications remain uncertain. Accordingly, Nextpower could be required to pay additional AD/CVD amounts with respect to certain entries if the U.S. Court of Appeals for the Federal Circuit upholds the U.S. Court of International Trade's decision or if CBP determines that applicable certifications are invalid. Additional background regarding the AD/CVD orders and related litigation is described in our Form 10-K.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
8.Income taxes
The Company follows the guidance under FASB ASC 740-270, Interim Reporting, which requires a company to calculate the income tax associated with ordinary income using an estimated annual effective tax rate.
The following table presents income tax expense recorded by the Company along with the respective consolidated effective tax rates for each period presented:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In thousands, except percentages)
Income tax	$49,619	$35,864	$83,189	$69,648
Effective tax rates	23.1%	19.6%	20.1%	18.6%
The increases in income tax expense and effective tax rate for both the three and six-month periods ended October 2, 2026 compared to the three and six-month periods ended September 26, 2025 are primarily driven by jurisdictional mix of income, legal entity restructuring and stock-based compensation deductions.
9.Segment reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and whose operating results are evaluated regularly by the Chief Operating Decision Maker (“CODM”), or a decision-making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and Nextpower’s performance are assessed by its Chief Executive Officer, identified as the CODM, using consolidated net income as the primary measure of segment profit to support business expansion, new product development and operational efficiencies.
For all periods presented, Nextpower has one reportable segment. As further described in Note 10, on July 17, 2026, the Company launched Energy Storage business with the acquisition of Prevalon Energy, a U.S.-headquartered provider of large-scale battery energy storage systems (“BESS”), power stabilization solutions, and lifecycle services. Financial results for Energy Storage were not material for all periods presented.
The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets.
The following table presents significant segment expenses with respect to the Company’s single reportable segment for the three and six-month periods ended October 2, 2026 and September 26, 2025:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In thousands)
Revenue	$1,109,276	$905,268	$2,044,446	$1,769,521
Less:
Material cost	680,748	568,930	1,238,757	1,132,224
45X vendor credits	(113,836)	(99,069)	(217,145)	(192,275)
Tariffs, net of refunds	14,714	32,507	18,635	43,302
Freight, labor and other cost of sales	182,334	110,040	323,030	211,684
Selling, general and administrative expenses	92,202	84,626	192,640	158,562
Research and development	45,568	26,889	90,076	48,449
Interest expense	350	730	603	1,946
Other income, net	(7,876)	(2,110)	(16,147)	(8,063)
Provision for income taxes	49,619	35,864	83,189	69,648
Net income	$165,453	$146,861	$330,808	$304,044

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The following table sets forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Revenue:	(In thousands)
U.S.	$904,639	$686,968	$1,680,256	$1,286,466
Rest of the World	204,637	218,300	364,190	483,055
Total	$1,109,276	$905,268	$2,044,446	$1,769,521
The United States is the principal country of domicile.
10.Business acquisitions
Fiscal year 2027 acquisitions
On July 17, 2026, the Company acquired 100% of the ownership interests in Prevalon, a U.S.-headquartered provider of large-scale BESS, power stabilization solutions, and lifecycle services for a combination of cash and deferred stock consideration. Additionally, on July 30, 2026, as part of an all-cash transaction, the Company acquired 100% of complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power.
The acquisition of Prevalon extends the Company’s technology platform across BESS, energy management software, and power control technologies and lifecycle services supporting grid-connected storage, hybrid power plants, AI data center infrastructure, and other critical power applications. Further, the acquisition from Zigor/Apex expands the Company’s energy infrastructure technology portfolio, including UL-certified central inverters for utility-scale solar and energy storage projects in the United States.
The aggregate cash consideration of the foregoing business acquisitions was approximately $132.5 million, net of cash acquired. Their aggregate total purchase price, net of cash acquired, of $240.2 million includes $50.0 million of deferred common stock consideration expected to be settled in July 2027 and $57.8 million of contingent earnout in aggregate (with a possible contingent consideration of up to $197.7 million).
These business acquisitions contain various contingent earnout liabilities based on specific achievement criteria for various operational and/or performance targets. The fair value of the respective contingent earnout liabilities is estimated using the combination of a Scenario Based Method which identifies probability-weighted outcomes scenarios to arrive at an expected payoff and/or a Monte-Carlo simulation model. The Monte-Carlo simulation model is a probabilistic approach used to simulate future revenue and calculate the potential contingent consideration payments for each simulated path. The inputs are unobservable in the market and therefore categorized as Level 3 inputs in the fair value measurement. At each reporting period, the Company evaluates the fair value of its contingent earnout obligations and records any changes in fair value of such liabilities in other income, net in its unaudited condensed consolidated statements of operations. As of October 2, 2026, no changes in the fair value of the contingent earnout liabilities from fiscal year 2027 acquisitions were identified by management, and as such, the aggregate balance of $57.8 million was included in other liabilities in the unaudited condensed consolidated balance sheets.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The following table represents the activity related to the contingent earnout for the six-month period ended October 2, 2026 (in thousands):

Balance as of March 31, 2026	$38,544
Additions (1)	57,760
Change in fair value	(237)
Payments (2)	(13,513)
Balance as of October 2, 2026	$82,554
(1)Includes contingent earnout as a result of fiscal year 2027 acquisitions.
(2)Includes contingent earnout payments for the acquisition of Bentek Corporation (“Bentek”) closed in May 2025 and the acquisition of OnSight Technology Inc. (“OnSight”) closed in May 2025.
The Company incurred immaterial and approximately $4.4 million of acquisition costs which are presented as selling, general and administrative expenses on the unaudited condensed consolidated statements of operations for the three and six-month periods ended October 2, 2026, respectively. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their preliminary estimated fair values as of the date of acquisitions. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Goodwill recognized from the acquisitions of Prevalon and Zigor/Apex is deductible for income tax purposes. The results of operations of the acquisitions were included in the Company’s unaudited condensed consolidated financial statements beginning on the date of acquisition and were not material for all periods presented.
Additional information, which existed as of the acquisition dates, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following table represents the Company’s preliminary allocation of its fiscal year 2027 acquisitions total aggregate purchase price to the acquired assets and liabilities (in thousands):

Current assets	$34,120
Property and equipment	3,315
Intangible assets	157,200
Goodwill	164,644
Other assets	4,872
Total assets	364,151

Current liabilities	121,789
Other liabilities, non-current	2,147
Total purchase price, net of cash acquired	$240,215
Intangible assets are comprised of $83.0 million of developed technology to be amortized over an estimated weighted average useful life of 10.0 years, $49.0 million of customer relationships to be amortized over an estimated weighted average useful life of 3.0 years, $22.4 million of backlog to be amortized over an estimated useful life of 3.7 years, and $2.8 million of trade names to be amortized over an estimated useful life of 2.0 years. The fair value assigned to the identified intangible assets was estimated based on an income approach, which provides an indication of fair value based on the present value of cash flows that the acquired business is expected to generate in the future. Key assumptions used in the valuation included forecasted revenues, cost of sales and operating expenses, royalty rate, discount rate and weighted average cost of capital. The useful life of the acquired intangible assets for amortization purposes was determined by considering the period of expected cash flows used to measure the fair values of the asset, adjusted for certain factors that may limit the useful life.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
Fiscal year 2026 acquisitions
On May 7, 2025, as part of an all-cash transaction, the Company acquired 100% of the interests in Bentek, an industry pioneer and manufacturer of electrical infrastructure used in all types of solar power plants. Additionally, on May 9, 2025, the Company acquired 100% of the interests in OnSight, a supplier of autonomous inspection robots and fire detection systems purpose-built for solar plants. Further, on September 8, 2025, the Company acquired 100% of the interests in Origami Solar, Inc. (“Origami”), a pioneer in roll-formed steel frame technology for solar plants.
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
The aggregate cash consideration of the foregoing business acquisitions was approximately $108.3 million, net of cash acquired. The aggregate total purchase price of these acquisitions of $140.2 million includes $2.9 million of deferred consideration expected to be paid within a 12-month period, and $28.9 million of contingent earnout in aggregate (with a maximum possible consideration of $57.5 million).
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
The contingent earnout related to Origami acquisition is subject to the achievement of future revenue performance targets, starting September 8, 2025 to June 30, 2028. As of the acquisition date, the fair value of this contingent earnout liability was estimated to be $14.5 million based on a Monte-Carlo simulation model for the revenue-based earnout.
Intangible assets were comprised of $21.0 million of developed technology to be amortized over an estimated weighted average useful life of 9.3 years, and $2.1 million of trade names to be amortized over an estimated useful life of 2.0 years, and $0.5 million of customer relationships to be amortized over an estimated weighted average useful life of 1.9 years.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s unaudited condensed consolidated financial results for all periods presented.
11.Derivative financial instruments
Cash Flow Hedges
During the six-month period ended October 2, 2026, the Company entered into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The Company’s forward foreign exchange contracts, including cash flow hedges, are measured at fair value as Level 2 by hierarchy level on a recurring basis, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. The effective gain or loss on cash flow hedges is initially recorded as a component of other comprehensive income, net of tax, and is subsequently reclassified into the line item within the unaudited condensed consolidated statements of operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The aggregate notional amount of these outstanding cash flow hedge contracts as of October 2, 2026 was 23.8 million Euros. Deferred gains were $0.9 million as of October 2, 2026 and are expected to be recognized primarily as a component of revenue in the unaudited condensed consolidated statements of operations over the next twelve-month period.
The changes in accumulated other comprehensive income related to the cash flow hedges were immaterial for the three and six-month periods ended October 2, 2026 and the gains recognized upon settlement of the hedged transactions were recorded in revenue on the unaudited condensed consolidated statements of operations.

NEXTPOWER
Notes to the unaudited condensed consolidated financial statements
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at October 2, 2026 and March 31, 2026, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	October 2, 2026	March 31, 2026	Balance Sheet Location	October 2, 2026	March 31, 2026
Derivatives designated as cash flow hedge:
Foreign exchange forward contracts	Other current assets	$663	$598	Other current liabilities	$—	$(6)
12.Share repurchase program
In January 2026, the Company’s board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of its outstanding shares of common stock. The share repurchase program has a term of three years and may be modified, suspended, or terminated at any time. The number of shares to be repurchased and the timing of repurchases will be determined by the Company at its discretion and will depend on a number of factors, including, but not limited to, stock price, trading volume, and general market conditions, along with the Company’s working capital requirements, general business conditions, and other factors.
During the six-month period ended October 2, 2026, the Company repurchased and subsequently retired approximately 1.8 million shares of its common stock for an aggregate amount, including commissions, of $162.1 million under the share repurchase program. As of October 2, 2026, approximately $337.5 million of the originally authorized amount under the share repurchase program remained available for future repurchases.
13.Subsequent events
On October 21, 2026, the Company completed the previously announced acquisition of Zimmermann PV-Steel Group (“Zimmermann”), for total consideration of up to 230 million Euros in cash (approximately $258.2 million as of October 21, 2026), consisting of 200 million Euros (approximately $224.5 million as of October 21, 2026) in cash paid at closing, 15 million Euros (approximately $16.8 million as of October 21, 2026) subject to customary working capital adjustments as defined in the share purchase agreement, and 15 million Euros (approximately $16.8 million as of October 21, 2026) of collateral holdback consideration, to be paid in three annual installments on each anniversary of the closing date. This acquisition broadens the range of ground-mount solar applications Nextpower can serve and creates a great opportunity to attach products across the Company’s platform through an expanded European channel.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of our unaudited condensed consolidated financial statements with a narrative from the perspective of the Company’s management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three-month period ended October 2, 2026 (this “Quarterly Report”) and our audited consolidated financial statements and the related notes and other information included in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on May 19, 2026 (the “Form 10-K”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements within the meaning of Section

27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and timing of selected events may differ materially from those results anticipated and discussed in the forward-looking statements as a result of many factors. Factors that might cause such a discrepancy include, but are not limited to, those discussed under the sections below titled “Liquidity and Capital Resources” and “Risk Factors.” All forward-looking statements in this document are based on information available to us as of the date of this Quarterly Report and we assume no obligation to update any such forward-looking statements, except as required by law.
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
We have shipped more than 160 GW of solar tracker systems as of October 2, 2026 to projects on six continents for use in utility-scale and distributed generation solar applications. Our customers include engineering, procurement and construction firms (“EPCs”), as well as solar project developers and owners. Developers originate projects, select and acquire sites, obtain permits, select contractors, negotiate power offtake agreements, and oversee the building of projects. EPCs design and optimize the system, procure components, build and commission the plant, and operate the plant for a limited time until transfer to a long-term owner. Owners, which are often independent power producers, own and operate the plant, typically as part of a portfolio of similar assets. Owners generate cash flows through the sale of electricity to utilities, wholesale markets, or end users.
For the majority of our projects, our direct customer is the EPC. We also engage with project owners and developers and enter into master supply agreements that cover multiple projects. We are a qualified, preferred provider to some of the largest solar EPCs, project owners and developers in the world. We had revenues of $2.0 billion for the six-month period ended October 2, 2026 and $3.6 billion for fiscal year 2026.
Business acquisitions
On July 17, 2026, we acquired 100% of the ownership interests in Prevalon, a U.S.-headquartered provider of large-scale BESS, power stabilization solutions, and lifecycle services for a combination of cash and deferred stock consideration. Additionally, on July 30, 2026, as part of an all-cash transaction, we acquired 100% of complementary assets of Zigor Corporation’s power conversion business and its U.S.-based subsidiary, Apex Power.
The acquisition of Prevalon extends our technology platform across BESS, energy management software, and power control technologies and lifecycle services supporting grid-connected storage, hybrid power plants, AI data center infrastructure, and other critical power applications. Further, the acquisition from Zigor/Apex expands our energy infrastructure technology portfolio, including UL-certified central inverters for utility-scale solar and energy storage projects in the United States.
The aggregate cash consideration of the foregoing business acquisitions was approximately $132.5 million, net of cash acquired. Their aggregate total purchase price, net of cash acquired, of $240.2 million includes $50.0 million of deferred common stock consideration expected to be settled in July 2027 and $57.8 million of contingent earnout in aggregate (with a possible contingent consideration of up to $197.7 million). See Note 10 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further detail on these acquisitions.
On October 21, 2026, we completed the previously announced acquisition of Zimmermann PV-Steel Group (“Zimmermann”), for total consideration of up to 230 million Euros in cash (approximately $258.2 million as of October 21, 2026), consisting of 200 million Euros (approximately $224.5 million as of October 21, 2026) in cash paid at closing, 15 million Euros (approximately $16.8 million as of October 21, 2026) subject to certain adjustments of the cash consideration as defined in the share purchase agreement, and 15 million Euros (approximately $16.8 million as of October 21, 2026) of collateral holdback consideration, to be paid in three installments on each anniversary of the closing date. This acquisition broadens the range of ground-mount solar applications we can serve and creates a great opportunity to attach products across our platform through an expanded European channel.
Our capital allocation strategy includes both organic and in-organic growth through merger and acquisitions (“M&A”). We have a disciplined M&A approach, focusing on our core competencies and technological differentiation that provides value for customers.
Revenue mix
The following tables set forth geographic information of revenue based on the locations to which the products are shipped:

	Three-month periods ended				Six-month periods ended
	October 2, 2026		September 26, 2025		October 2, 2026		September 26, 2025
Revenue:	(In thousands, except percentages)
U.S.	$904,639	82%	$686,968	76%	$1,680,256	82%	$1,286,466	73%
Rest of the World	204,637	18%	218,300	24%	364,190	18%	483,055	27%
Total	$1,109,276		$905,268		$2,044,446		$1,769,521
The following table sets forth the revenue from customers that individually accounted for greater than 10% of our revenue during the periods included below:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
	(In millions)
Customer A	$160.2	*	$312.4	*
Customer G	*	$98.6	*	*
Customer H	*	$123.0	*	$222.5
Customer J	$129.3	*	$221.5	*
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
Revenue
We derive our revenue primarily from the sale of solar trackers and energy yield management systems to our customers. To a lesser extent, we also derived our revenue from foundations, steel frames, eBOS, battery energy storage systems, power conversion, AI and robotic services, and other. Our revenue growth is dependent on (i) our ability to maintain and expand our market share, (ii) total market growth and (iii) our ability to develop and introduce new products driving performance enhancements and cost efficiencies throughout the solar power plant.
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

	Three-month periods ended			Six-month periods ended
	October 2, 2026	September 26, 2025	% Change	October 2, 2026	September 26, 2025	% Change
Unaudited Condensed Consolidated Statement of Operations Data:	(In thousands, except percentages)
Revenue	$1,109,276	$905,268	23%	$2,044,446	$1,769,521	16%
Cost of sales	763,960	612,408	25	1,363,277	1,194,935	14
Gross profit	345,316	292,860	18	681,169	574,586	19
Selling, general and administrative expenses	92,202	84,626	9	192,640	158,562	21
Research and development	45,568	26,889	69	90,076	48,449	86
Operating income	207,546	181,345	14	398,453	367,575	8
Interest expense	350	730	(52)	603	1,946	(69)
Other income, net	(7,876)	(2,110)	273	(16,147)	(8,063)	100
Income before income taxes	215,072	182,725	18	413,997	373,692	11
Provision for income taxes	49,619	35,864	38	83,189	69,648	19
Net income	$165,453	$146,861	13%	$330,808	$304,044	9%
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

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Other Financial Information:	(In thousands, except percentages)
Adjusted gross profit	$355,431	$299,586	$697,714	$584,709
Adjusted operating income	246,646	218,493	474,714	430,171
Adjusted net income	201,952	180,589	388,214	356,091
Adjusted EBITDA	249,706	223,526	482,259	438,300
Adjusted gross margin	32.0%	33.1%	34.1%	33.0%
Adjusted net income margin	18.2%	19.9%	19.0%	20.1%
Adjusted EBITDA margin	22.5%	24.7%	23.6%	24.8%

The following table provides a reconciliation of gross profit to Adjusted gross profit, operating income to Adjusted operating income, net income to Adjusted net income, net income to Adjusted EBITDA, gross margin to Adjusted gross margin, net income margin to Adjusted net income margin, and net income margin to Adjusted EBITDA margin for each period presented.

	Three-month periods ended				Six-month periods ended
	October 2, 2026		September 26, 2025		October 2, 2026		September 26, 2025
Reconciliation of GAAP to Non-GAAP Financial Measures:	(In thousands, except percentages)
GAAP gross profit & margin	$345,316	31.1%	$292,860	32.4%	$681,169	33.3%	$574,586	32.5%
Stock-based compensation expense	5,602		5,077		10,047		7,315
Intangible amortization	4,513		1,649		6,498		2,808
Adjusted gross profit & margin	$355,431	32.0%	$299,586	33.1%	$697,714	34.1%	$584,709	33.0%

GAAP operating income & margin	$207,546	18.7%	$181,345	20.0%	$398,453	19.5%	$367,575	20.8%
Stock-based compensation expense	29,936		31,653		59,574		53,963
Intangible amortization	8,958		2,918		12,333		4,977
Acquisition related costs (1)	206		2,577		4,354		3,656
Adjusted operating income & margin	$246,646	22.2%	$218,493	24.1%	$474,714	23.2%	$430,171	24.3%

GAAP net income & margin	$165,453	14.9%	$146,861	16.2%	$330,808	16.2%	$304,044	17.2%
Stock-based compensation expense	29,936		31,653		59,574		53,963
Intangible amortization	8,958		2,918		12,333		4,977
Adjustment for taxes	(2,601)		(3,420)		(18,855)		(10,549)
Acquisition related costs (1)	206		2,577		4,354		3,656
Adjusted net income & margin	$201,952	18.2%	$180,589	19.9%	$388,214	19.0%	$356,091	20.1%

GAAP net income & margin	$165,453	14.9%	$146,861	16.2%	$330,808	16.2%	$304,044	17.2%
Interest, net	(9,612)		(5,911)		(18,771)		(11,282)
Debt extinguishment costs (2)	—		5,121		—		5,121
Provision for income taxes	49,619		35,864		83,189		69,648
Depreciation expense	5,965		4,443		11,356		8,173
Intangible amortization	8,958		2,918		12,333		4,977
Stock-based compensation expense	29,936		31,653		59,574		53,963
Acquisition related costs (1)	206		2,577		4,354		3,656
Other	(819)		—		(584)		—
Adjusted EBITDA & margin	$249,706	22.5%	$223,526	24.7%	$482,259	23.6%	$438,300	24.8%
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
(2)Debt extinguishment cost consists of nonrecurring costs for the termination of our former credit agreement originally entered into on February 13, 2023.

The data below, and discussion that follows, represents our results from operations.
Comparison of the three-month periods ended October 2, 2026 and September 26, 2025
Revenue
Revenue increased by $204.0 million, or 23%, for the three-month period ended October 2, 2026 compared to the three-month period ended September 26, 2025, driven by approximately $100 million contribution from our recent business acquisitions, by a higher average selling price resulting from increasing costs per watt, and stronger customer demand in the U.S., partially offset by lower GW delivered most notably in Rest of the World. Revenue increased by approximately $217.7 million, or 32%, in the U.S. during the three-month period ended October 2, 2026 compared to the three-month period ended September 26, 2025 as the number of projects and volume of shipments increased year over year in addition to the revenue added from the new acquisitions, Rest of the World decreased by $13.7 million, or 6%, primarily resulting from decreased shipments to Latin America, the Middle East, and Oceania, partially offset with increased shipments to Europe.
Cost of sales and gross profit
Cost of sales increased by $151.6 million, or 25%, during the three-month period ended October 2, 2026 compared to the three-month period ended September 26, 2025, primarily driven by the volume of shipment increase in the U.S., higher freight and logistics costs, including elevated diesel costs, as a result of the U.S.-Iran war, and trucking shortages, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions. The higher costs were partially offset by the impact from a $14.8 million increase in Internal Revenue Code Section 45X tax credit (“45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer, coupled with the impact from a $17.8 million decrease in tariffs, net of refunds. We recognize a reduction in cost of sales for 45X Credits earned on components manufactured in the U.S. During the three-month periods ended October 2, 2026 and September 26, 2025, we recognized approximately $113.8 million and $99.1 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $14.7 million and $32.5 million, respectively. Freight and logistics costs (excluding tariffs) also increased as a percentage of revenue during the three-month period ended October 2, 2026 compared to the three-month period ended September 26, 2025.
Gross profit increased by $52.5 million, or 18%, during the three-month period ended October 2, 2026 compared to the three-month period ended September 26, 2025, primarily resulting from the volume of shipment increase in the U.S., including the new acquisitions noted above and the impact from the 45X Credit recognized in the period, which more than offset the higher freight and logistics costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $7.6 million, or 9%, to $92.2 million for the three-month period ended October 2, 2026 from approximately $84.6 million for the three-month period ended September 26, 2025 while decreasing 104 basis points from approximately 9% to approximately 8% as a percentage of revenue during the same period. The increase in selling, general and administrative expenses was primarily the result of an increase in costs of approximately $14.3 million related to our continued expansion of our sales organization in line with the growth in the global market and the expansion of our supporting functions also required to support our current and planned growth. These increases were partially offset by reductions of $4.4 million and $2.4 million in stock-based compensation expense and acquisition-related costs, respectively. The decrease in percent of revenue is driven primarily by revenue from the new acquisitions being accompanied with lower selling general and administrative levels.
Research and development
Research and development expenses increased by $18.7 million, or 69%, to $45.6 million for the three-month period ended October 2, 2026 from approximately $26.9 million during the three-month period ended September 26, 2025, primarily driven by our continued investment in innovation, increasing our engineering team and supporting our recent business acquisitions.
Interest expense
Interest expense decreased by $0.4 million, or 52%, to $0.4 million for the three-month period ended October 2, 2026 from $0.7 million during the three-month period ended September 26, 2025, primarily driven by lower amortization of the issuance cost and related commitment fee as a result of the existing revolving credit facility entered on September 8, 2025, which replaced the credit facility entered into on February 13, 2023.
Other income, net
Other income, net was $7.9 million for the three-month period ended October 2, 2026, which primarily included $9.9 million of interest income, partially offset by $3.5 million of unfavorable foreign currency exchange losses and other. Other income, net was $2.1 million income for the three-month period ended September 26, 2025, which primarily included $6.4 million of interest income, partially offset by the write-off of unamortized issuance costs of $5.8 million associated with our prior credit facility originally entered into on February 13, 2023, coupled with $1.9 million of unfavorable foreign currency exchange losses and other.
Provision for income taxes
We accrue and pay income taxes according to the laws and regulations of each jurisdiction in which we operate. Most of our revenue and profits are generated in the United States with a statutory income tax rate of 21% for the three-month periods ended October 2, 2026 and September 26, 2025.
For the three-month periods ended October 2, 2026 and September 26, 2025, we recorded total income tax expense of $49.6 million and $35.9 million, respectively, which reflected consolidated effective income tax rates of 23.1% and 19.6%, respectively. The increase in tax expense as well as effective tax rate from the three-month period ended September 26, 2025 to the three-month period ended October 2, 2026 is driven by jurisdictional mix of income, legal entity restructuring and stock-based compensation deductions.
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
Comparison of the six-month periods ended October 2, 2026 and September 26, 2025
Revenue
Revenue increased by $274.9 million, or 16%, for the six-month period ended October 2, 2026 compared to the six-month period ended September 26, 2025, driven by a higher average selling price resulting from increasing costs per watt, stronger customer demand in the U.S, and approximately $100 million from our recent business acquisitions, partially offset by reduced GW delivered most notably in Rest of the World. Revenue increased approximately $393.8 million, or 31% in the U.S. during the six-month period ended October 2, 2026 compared to the six-month period ended September 26, 2025 as the number of projects and volume of shipments increased year over year in addition to the additional revenue from our acquisitions and the Rest of the World decreased $118.9 million, or 25%, primarily from decreased shipments to Latin America, the Middle East, and Oceania.
Cost of sales and gross profit
Cost of sales increased by $168.3 million, or 14%, during the six-month period ended October 2, 2026 compared to the six-month period ended September 26, 2025, primarily driven by the volume of shipment increase in the U.S., higher freight and logistics costs, including elevated diesel costs, as a result of the U.S.-Iran war, and trucking shortage, along with higher cost associated with the increase in headcount as a result of our recent business acquisitions, partially offset by the impact from a $24.9 million increase in 45X Credits, coupled with the impact from a $24.7 million decrease in tariffs, net of refunds. We recognize a reduction in cost of sales for 45X Credits earned on components manufactured in the U.S. During the six-month periods ended October 2, 2026 and September 26, 2025, we recognized approximately $217.1 million and $192.3 million, respectively, of reduction to cost of sales related to the 45X Credit earned on production of eligible components shipped during the period, which offset tariffs of approximately $18.6 million and $43.3 million, respectively. Freight and logistics costs (excluding tariffs) remained flat as a percentage of revenue during the six-month period ended October 2, 2026 compared to the six-month period ended September 26, 2025.

Gross profit increased by $106.6 million, or 19%, during the six-month period ended October 2, 2026 compared to the six-month period ended September 26, 2025, primarily resulting from the volume of shipment increase in the U.S and contribution from recent business acquisitions noted above, and the impact from the 45X Credit recognized during the six-month period ended October 2, 2026, which more than offset the higher freight and logistics costs noted above.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $34.1 million, or 21%, to $192.6 million for the six-month period ended October 2, 2026 from approximately $158.6 million for the six-month period ended September 26, 2025. The increase in selling, general and administrative expenses was primarily the result of approximately $35.1 million related to the continued expansion of our sales organization in line with the growth in the global market, and the expansion of our supporting functions required to support our current and planned growth.
Research and development
Research and development expenses increased $41.6 million, or 86%, to $90.1 million for the six-month period ended October 2, 2026 from approximately $48.4 million during the six-month period ended September 26, 2025, primarily driven by our continued investment in innovation, increasing our engineering team and supporting our new business acquisitions.
Interest expense
Interest expense decreased $1.3 million, or 69%, to $0.6 million, for the six-month period ended October 2, 2026 from $1.9 million during the six-month period ended September 26, 2025, primarily driven by lower amortization of the issuance cost and related commitment fee as a result of the existing revolving credit facility entered on September 8, 2025, which replaced the credit facility entered into on February 13, 2023.
Other income, net
Other income, net was $16.1 million income for the six-month period ended October 2, 2026, which primarily included $19.3 million interest income, partially offset by $4.5 million of unfavorable foreign currency exchange losses and other. Other income, net was $8.1 million income for the six-month period ended September 26, 2025, which primarily included $12.7 million interest income, partially offset by the write off of unamortized issuance costs of $5.8 million associated with our prior credit facility entered into on February 13, 2023, coupled with $2.2 million of unfavorable foreign currency exchange losses and other.
Provision for income taxes
For the six-month periods ended October 2, 2026 and September 26, 2025, we recorded total income tax expense of $83.2 million and $69.6 million, respectively, which reflected consolidated effective income tax rates of 20.1% and 18.6%, respectively. The increase in tax expense as well as effective tax rate from the six-month period ended September 26, 2025 to the six-month period ended October 2, 2026 is driven by jurisdictional mix of income, legal entity restructuring and stock-based compensation deductions.
LIQUIDITY AND CAPITAL RESOURCES
Our principal uses of cash have been to fund our operations and invest in research and development and our cash flow generation and credit facilities have continued to provide adequate liquidity for our business. We enhanced our capital structure with a $1.0 billion unsecured revolving credit facility expanding our total liquidity to over $1.9 billion as of October 2, 2026.
Credit Facilities
As of October 2, 2026, we had approximately $916.2 million available under the revolving credit facility, net of $83.8 million of outstanding letters of credit. We were in compliance with all applicable covenants as of October 2, 2026.

Supplier Finance Program
We participate in various supplier finance programs administered by a third-party financial institution. Under such programs, certain suppliers may, at their sole discretion, elect to sell one or more of their receivables from us to a financial institution. Our payment obligations to the financial institution are not accelerated and remain subject to the original contractual terms agreed with the supplier. We do not provide guarantees or collateral in connection with these arrangements. Amounts payable under the programs are included in accounts payable on the unaudited condensed consolidated balance sheets and payments made under the programs are reported as operating activities on the unaudited condensed consolidated statements of cash flows. The outstanding amount payable under our supplier finance programs as of October 2, 2026 was $215.1 million.
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
Cash Flows Analysis

	Six-month periods ended
	October 2, 2026	September 26, 2025
	(In thousands)
Net cash provided by operating activities	$279,161	$268,203
Net cash used in investing activities	(179,481)	(142,521)
Net cash used in financing activities	(164,770)	(46,443)
Six-month period ended October 2, 2026
Net cash provided by operating activities was $279.2 million during the six-month period ended October 2, 2026. Total cash provided during the period was driven by net income of $330.8 million adjusted for non-cash charges of approximately $93.5 million primarily related to stock-based compensation expense, depreciation and amortization, and deferred income taxes costs. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $145.1 million as we continue to fund our current and planned growth.
Net cash used in investing activities was approximately $179.5 million and directly attributable to the $132.5 million payment for our fiscal year 2027 acquisitions net of cash acquired, coupled with $39.0 million paid for the purchase of property and equipment, and $8.0 million paid for the purchase of intangible assets.
Net cash used in financing activities was $164.8 million primarily resulting from $162.1 million of repurchases of common stock, $19.4 million payment to Flex, TPG and the TPG Affiliates pursuant to the Tax Receivable Agreement, and a $16.1 million payment of acquisition deferred purchase price, offset by $32.8 million of proceeds from the issuance of common stock upon option exercises.
Six-month period ended September 26, 2025
Net cash provided by operating activities was $268.2 million during the six-month period ended September 26, 2025. Total cash provided during the period was driven by net income of $304.0 million adjusted for non-cash charges of approximately $80.1 million primarily related to stock-based compensation expense, depreciation and amortization, write-off of unamortized revolver issuance costs, and deferred income taxes. Cash from net income was further decreased by the overall increase in our net operating assets and liabilities, primarily our net working capital accounts, resulting in an outflow of approximately $115.9 million as we continued to fund our current and planned growth.
Net cash used in investing activities was approximately $142.5 million and directly attributable to the $115.8 million payment for the business acquisitions net of cash acquired, coupled with $26.7 million paid for the purchase of property and equipment.
Net cash used in financing activities was $46.4 million primarily resulting from a $27.4 million payment to Flex, TPG and TPG Affiliates pursuant to the Tax Receivable Agreement, a $14.0 million payment of acquisition of deferred purchase price, and a $3.0 million tax distribution to our former non-controlling interest holder pursuant to the LLC Agreement.
Cash management and financing
We had a total liquidity of over $1.9 billion as of October 2, 2026, primarily related to unutilized amounts under the revolving credit facility net of cumulative letters of credit issued in conjunction with our customer contracts, and our cash and cash equivalents.
Contractual obligations and commitments
Information regarding our debt obligations, operating lease commitments, obligations under the Tax Receivable Agreement and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
There were no material changes in our contractual obligations and commitments as of October 2, 2026.
Surety Bonds
We are required to provide surety bonds to various parties as required for certain transactions initiated during the ordinary course of business to guarantee our performance in accordance with contractual or legal obligations. These off-balance sheet arrangements do not adversely impact our liquidity or capital resources.
Recently adopted accounting pronouncements
Refer to Note 2 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements during the six-month period ended October 2, 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in commodity prices, such as steel and customer concentrations. We do not hold or issue financial instruments for trading purposes as of October 2, 2026.
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended October 2, 2026 as compared to the fiscal year ended March 31, 2026.
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

The following table sets forth the percentage of our total revenue from our customers that exceeded 10% of our total revenue and from our five largest customers during the periods included below:

	Three-month periods ended		Six-month periods ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Customer A	14%	*	15%	*
Customer G	*	11%	*	*
Customer H	*	14%	*	13%
Customer J	12%	*	11%	*
Top five largest customers	47%	43%	43%	39%
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
In addition, we are subject to risk from fluctuating logistics costs, including elevated diesel costs, due to the U.S.-Iran war, and trucking shortages. As a result of disruptions caused by geopolitical conflicts, consumer and commercial demand for shipped goods has increased across multiple industries, which in turn has reduced the availability and capacity of shipping containers and available ships worldwide. These disruptions caused, and may in the future cause, increased logistics costs, increased diesel costs, and shipment delays affecting the timing of our project deliveries, the timing of our recognition of revenue and our profitability.
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
Based on our overall currency rate exposures as of October 2, 2026 and March 31, 2026, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2026. Based on such evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b.Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than our solutions.
•Delays in construction projects and any failure to manage our inventory could have a material adverse effect on us.
•Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations.
•The reduction, elimination or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy and solar energy specifically could reduce demand for solar energy and energy storage systems and harm our business.
•International regulation of and incentives for solar and energy storage projects vary by jurisdiction and may change or be eliminated.
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
•Technology system limitations or failures, including those involving third parties, could harm our business.
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
•An increase in interest rates, or a reduction in the availability of tax equity or project debt financing, could make it difficult for project developers and owners to finance the cost of a solar energy or energy storage system and could reduce the demand for our products.
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
•Providing multiple interdependent products and services on the same project may increase our exposure to project performance and responsibility-allocation risks.
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
•Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy and energy storage systems that could significantly reduce demand for our products or harm our ability to compete.
•A drop in the price of electricity sold may harm our business, financial condition and results of operations.
•Technological advances in the solar and energy storage components industry or developments in alternative technologies could render our systems uncompetitive or obsolete.
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
Investing in our common stock involves a high degree of risk. If any of the following risks occur, it could have a material adverse effect on our business, financial condition, results of operations or prospects. Risks that are not presently known to us or that we do not currently consider material could also have a material adverse effect on our business, financial condition and results of operations. If any of these or the following risks occur, the trading price of our common stock could decline, and you could lose part or all of your investment. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. See the section entitled “Special note regarding forward-looking statements.”
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
•the cost and availability of raw materials and components necessary to produce solar energy, such as steel, polysilicon and semiconductor chips, including increased tariffs on the importation of such raw materials and components;

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
We face intense competition from a large number of companies in the solar and energy space in nearly all of the markets in which we compete. In the solar tracker market, the solar tracker industry is currently fragmented and competition may increase further as the industry evolves or consolidates. This may result in price competition, including downward pressure on pricing, which could adversely affect our revenue and margins. As we expand our product offerings and offer additional technologies and services, such as battery energy storage systems (“BESS”), power-conversion, and electrical infrastructure, the size and number of competitors will continue to increase. As a result, we may also compete with established providers of integrated solar-plus-storage, power-electronics and structural solutions that have greater scale, installed bases, service capabilities or customer relationships.
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
We may also face adverse competitive effects from other participants in the solar industry. For example, the price for solar panels has experienced significant declines in several markets globally in recent periods. Substantial pricing declines for panels can make the returns on investment for our products, including our tracker technology less competitive in comparison to fixed tilt racking systems. In addition, other risks include EPCs subjecting their subcontractors who compete for their business, such as us, to contractual clauses that carry higher contractual risk to us, such as “pay if paid” clauses that require an EPC to pay us only when the EPC’s end customer pays the EPC, higher liquidated damages amounts, increased contractual liabilities above 100% of the contract value and more limited force majeure clauses, among others, which could increase our risk exposure, reduce our margins or adversely affect our cash flows.
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
We face competition from conventional and other renewable energy sources that may offer products and solutions that are less expensive or otherwise perceived to be more advantageous than our solutions.
We face significant competition from providers of conventional and other renewable energy alternatives such as coal, nuclear, natural gas and wind, as well as emerging technologies such as energy storage and hybrid generation solutions. We compete with conventional energy sources primarily based on price, predictability of price and energy availability, environmental considerations and the ease with which customers can use electricity generated by solar energy projects. If our systems cannot offer a compelling value to customers based on these factors, then our business growth may be impaired.
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

The reduction, elimination or expiration of government incentives for, or regulations mandating or restricting the use of, renewable energy and solar energy specifically could reduce demand for solar energy and energy storage systems and harm our business.
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors and manufacturers of solar energy systems to promote renewable electricity in the form of tax credits, rebates, subsidies and other financial incentives. The range and duration of these incentives varies widely by jurisdiction. Our customers typically use our systems for grid-connected applications wherein solar power is sold under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives supporting the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These reductions, eliminations or expirations could occur without warning. Any changes to the existing framework of these incentives could cause fluctuations in our results of operations and create uncertainty in customer demand and project timing.
The Inflation Reduction Act of 2022 (the “IRA”) made significant changes to the federal income tax credits available to solar energy projects, including the ITC under Section 48 of the U.S. Internal Revenue Code (“IRC”) for certain energy projects. As a result of changes made by the IRA, United States taxpayers may be entitled to a 30% tax credit under the ITC (now “Section 48E”), for certain qualifying projects and increased further to 40% for projects that satisfy certain “domestic content” requirements. Guidance issued by the U.S. Treasury Department regarding the availability of the ITC (and its successor under Section 48E commonly referred to as a “tech neutral” credit that became effective January 1, 2025) has changed in the past and is subject to change in the future. The IRA also introduced a per-unit tax credit (the “Section 45X Credit” or “45X Credit”) that is earned over time for certain clean energy components domestically produced and sold by a manufacturer. The IRA itself was substantially amended by the OBBBA (described below) on July 4, 2025, including with respect to the Section 48E and the Section 45X Credit, in a manner which materially reduced the future availability of these credits.
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
In 2024, the U.S. Treasury Department and the IRS issued final Treasury regulations on the elective payment of applicable credits under Section 6417 of the IRC and the transfer of certain credits under Section 6418 of the IRC. These final Treasury regulations provide guidance to taxpayers related to selling applicable tax credits including the Section 48E and Section 45X Credit.
On October 28, 2024, the U.S. Treasury Department and the IRS published the 45X Treasury regulations regarding the Section 45X Credit, which became effective on December 27, 2024. The 45X Treasury regulations confirm that torque tubes and structural fasteners used in our trackers may qualify as eligible components.
The amount of the Section 45X Credit varies depending on the eligible component. In the case of torque tubes and structural fasteners, the credit amount is equal to $0.87 per kilogram and $2.28 per kilogram, respectively, through the end of 2029.
The Section 45X Credit amount will be reduced each year by 25% starting in 2030 and end after 2032. Our eligible U.S. manufacturing suppliers avail themselves of the Section 45X Credits to varying degrees and we accounted for some of these economic benefits in our cost of acquiring torque tubes and structural fasteners. Beginning in calendar year 2025, in certain circumstances, we have directly obtained the benefit of the Section 45X Credit through the use of an election authorized in the Section 45X Treasury regulations. If our or our eligible U.S. manufacturing suppliers’ ability to claim Section 45X Credits is impaired, if credits claimed by us or them are disallowed or otherwise not realized, or if Treasury regulations adversely affect the amount or value of credits available to us or them, our cost of goods sold could increase, which could reduce our profitability and competitiveness.
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
On July 4, 2025, a U.S. federal budget reconciliation bill known as the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA, among other things, materially changed most of the federal renewable energy incentives, including those described in Sections 45X, 48E, and 45Y. In particular, the OBBBA significantly altered the availability of the Section 48E and 45Y tax credits our customers rely upon for qualified solar facilities. For example, whereas under the IRA, Section 48E and 45Y credits were available through 2032 or such later period until the U.S. power sector emitted 75% less carbon emissions than 2022 levels, the OBBBA substantially reduced this timeframe to require that projects begin construction by July 4, 2026 to utilize a continuity safe harbor that permits solar projects to be placed in service within four calendar years following the calendar year in which the project began construction for tax credit eligibility. Alternatively, solar projects that begin construction after July 4, 2026 must be placed in service by December 31, 2027 to qualify for the Section 48E and 45Y credits. Such acceleration in the expiration of these tax credits will reduce the number of projects in future years that would have otherwise qualified for such credits, likely reducing the overall project volume over time. The July 4, 2026 construction-start deadline has now passed.
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
Nextpower is currently evaluating itself and its supply chain partners who provide components for U.S. qualified facilities and will continue to do so as the Treasury Department issues clarifying guidance or regulations. To the extent that our suppliers are disqualified from 45X eligibility as a result of FEOC restrictions, our cost of goods sold may increase and we may become less profitable and/or competitive. In addition, to the extent our components and products are produced by suppliers which impair our customers’ ability to qualify their projects for Section 48E or 45Y credits (or related domestic content bonus credits), we may become less competitive and our business and results of operations could be materially harmed.
Although we continue to expand our international presence, the impact of the OBBBA, Executive Orders, Treasury Department guidance, and other regulatory actions on the U.S. solar market may adversely impact our business. The substantially reduced timelines for our customers to qualify for the Section 48E or 45Y tax credits may reduce the number of solar projects that our customers build in the United States and therefore reduce the demand for our trackers in the U.S. market. In addition, we may not have an adequate supply of our components and products that satisfy the FEOC or domestic content requirements to remain competitive and meet customer demand. Compliance with FEOC and domestic content requirements also may increase our record-keeping, accounting and production costs.
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
On July 28, 2026, the Federal Communications Commission (“FCC”) added foreign-produced power inverters to its Covered List based on a national security risk determination. On August 20, 2026, following a further determination by the Department of War, the FCC revised the definition of covered power inverters and excluded certain foreign-produced inverters eligible for the Section 45X advanced manufacturing production credit. The FCC stated that covered new inverter models generally may not receive the equipment authorization required for import, marketing or sale in the United States, while previously authorized models may continue to be imported, marketed and sold; the FCC also established a conditional-approval process. The FCC’s action also does not affect devices purchased before July 28, 2026. In October 2026, the FCC updated the Covered List to reflect conditional approvals for specified inverter models, subject to ongoing compliance with manufacturer-specific conditions. The scope and application of these actions, including the impact on the manufacturing build-out of our Apex inverter business, may continue to evolve.
On August 26, 2026, President Trump issued Executive Order 14421, “Declaring a National Emergency to Secure the United States Bulk-Power System.” The Executive Order authorizes the Secretary of Energy, after specified determinations, to prohibit certain acquisitions, imports, transfers or installations initiated after the date of the order that involve foreign-produced bulk-power system electric equipment and a foreign-country interest. The order expressly includes utility-scale and other grid-connected inverters and battery energy storage systems within its definition of bulk-power system electric equipment. It also authorizes the Secretary, subject to specified considerations, to impose conditions on the continued use of certain equipment acquired or installed before the order, including requirements to monitor, isolate, secure, disconnect, replace or remove equipment. The Executive Order directs the Secretary of Energy to publish implementing rules or regulations by December 24, 2026, as needed. The Department of Energy has solicited information to guide implementation, and the scope and application of future restrictions remain uncertain.
In RENEW Northeast et al. v. U.S. Department of Interior et al., renewable energy industry groups filed an action in December 2025 alleging that several federal agency actions targeted wind and solar development, slowing or blocking renewable energy permitting in violation of the Administrative Procedure Act. In April 2026, the District Court of Massachusetts found irreparable harm as plaintiffs showed imminent economic injuries, including permitting delays, increased compliance costs, disruption to existing investments, and project-related harms. The court found that the balance of equities and public interest favored relief, citing the plaintiffs’ asserted harms to renewable energy development, the grid, and the environment. The injunction may reduce some immediate permitting barriers for covered entities, but it does not eliminate regulatory uncertainty. The agencies have appealed and such appeal remains pending. The agencies may also pursue alternative actions.
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

International regulation of and incentives for solar and energy storage projects vary by jurisdiction and may change or be eliminated.
The international markets in which we operate or may operate in the future may have or may put in place policies to promote renewable energy, including solar and energy storage. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may make investments that, to some extent, rely on governmental incentives and support in a new market.
There is no assurance that foreign governments will provide or continue to provide sufficient incentives and support to the solar industry or that the industry in any particular country will not suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our solar and energy storage products.
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
In recent years, imposition and withdrawal of import tariffs have been erratic and unpredictable. On February 20, 2026, the U.S. Supreme Court ruled that import tariffs imposed by President Trump purportedly under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. The Administration subsequently ended the IEEPA ad valorem tariffs at issue. The availability, scope and timing of any refunds remain uncertain. A 10% temporary import surcharge under Section 122 of the Trade Act of 1974 took effect on February 24, 2026, and expired on July 24, 2026. It generally applied to most imports, subject to specified exceptions.
There currently are tariffs on imports of steel, aluminum and copper products, including certain derivative products containing steel, aluminum and/or copper, imposed under Section 232 of the Trade Expansion Act of 1962 (“Section 232 Tariffs”). Effective April 6, 2026, the Administration revised the Section 232 Tariff framework, including by generally applying a 50% tariff to the full customs value of covered steel, aluminum and copper products, applying a lower 25% tariff to certain products and applying a 10% tariff to covered derivative products made from aluminum or copper smelted and cast in the United States, or from steel melted and poured in the United States. Certain products also qualify for Section 232 tariff exemptions. The Administration further revised the Section 232 tariff framework in June and July 2026. Although the April 6, 2026 Section 232 Tariff revisions reduced our tariff exposure for certain imported components, Section 232 Tariffs continue to affect our costs and gross margins and could result in interruptions in our product supply chains.
There are also tariffs on various items of solar equipment, including solar cells and modules, inverters and power optimizers, imported from China under Section 301 of the Trade Act of 1974 (“Section 301 Tariffs”). At present, Section 301 Tariffs are 50% on Chinese crystalline solar photovoltaic (“CSPV”) cells and modules, 25% on Chinese steel products, 25% on Chinese parts of lead-acid storage batteries (including separators thereof) and 25% on Chinese lithium-ion non-EV batteries. In July 2026, the Administration announced Section 301 tariffs of 10% or 12.5% on goods from 60 economies in connection with forced-labor import restrictions, subject to exemptions and country-specific terms.
In March 2026, the Administration initiated additional Section 301 investigations into structural excess capacity and production in multiple economies, including major sourcing markets and solar modules. The timing, rates, country and product coverage, and interaction of any resulting measures with existing tariffs remain uncertain. If implemented, additional tariffs could increase our costs, reduce our gross margins, adversely affect sourcing and pricing decisions, and otherwise adversely affect our business, financial condition, results of operations and cash flows.
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
As a result of a Presidential Proclamation 10414 issued by President Biden on June 6, 2022, entries of CSPV cells and modules covered by the Solar Circumvention Determination that entered the United States prior to June 6, 2024 generally did not face the collection of AD/CVD amounts if the importers of such cells and modules submitted required certifications to U.S. Customs and Border Protection (“CBP”). Nextpower imported proprietary, low-power CSPV smart modules from Malaysia and Thailand covered by the Solar Circumvention Determination between April 1, 2022 and November 30, 2022, While Nextpower submitted certifications for the low-power CSPV smart modules it imported during this period, Nextpower did not strictly follow all the certification procedures for a number of the entries. In addition, the AD/CVD exemption put in place by Presidential Proclamation 10414 is subject to a pending court challenge.
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
In August 2025, Commerce initiated AD/CVD investigations targeting CSPV cells and modules from India, Indonesia and Laos. On September 11, 2026, Commerce issued final affirmative AD/CVD determinations and calculated significant, exporter-specific rates. The U.S. International Trade Commission’s (the “ITC”) concurrent injury proceedings remain pending. If the ITC makes affirmative final determinations, resulting AD/CVD orders could adversely affect our costs, supply chain flexibility, project timing and results of operations.
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
On July 1, 2025, Commerce initiated a Section 232 investigation to determine the effects on U.S. national security of imports of polysilicon and its derivatives. On August 6, 2026, the Administration imposed tariffs on imports of polysilicon and polysilicon derivatives under Section 232. These tariffs, and any related exclusions, quotas, country-specific treatment or subsequent modifications, may increase the cost of solar modules and other components used in solar projects, adversely affect our suppliers and customers, and negatively impact our costs, margins, supply chain and demand.
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
As part of our business strategy, we have, and in the future expect to continue to make, investments in and/or acquire complementary companies, services or technologies, such as our acquisitions of Ojjo, the foundations business of SPI, Bentek, OnSight, Origami, Prevalon, Zigor/Apex, Zimmermann and other recent acquisitions. We have also entered into, and may in the future enter into, joint ventures or similar strategic arrangements, such as our Nextpower Arabia joint venture. Our ability as an organization to acquire and integrate other companies, services or technologies, and to structure, negotiate and manage joint ventures and other strategic arrangements, in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates or joint venture partners, and we may not be able to complete such acquisitions or joint ventures on favorable terms, if at all. When we complete acquisitions or enter into joint ventures, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions or joint ventures we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, joint venture partner, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. Joint ventures involve unique risks, including our potential inability to control the operations, strategies or financial decisions of our joint venture partners, the potential for our partners to have economic or business interests inconsistent with our own, the possibility that we may be responsible to joint venture partners for indemnifiable losses and the risk that our partners may be unable or unwilling to fulfill their obligations under the relevant joint venture agreements. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, or at managing our joint ventures effectively, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or the capabilities of joint venture partner, or accurately forecast the financial impact of an acquisition or joint venture transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, or to fund our obligations under any joint venture arrangements each of which could adversely affect our business, financial condition and the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions or joint ventures could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In particular, the integration of Prevalon, the acquired power-conversion assets of Zigor/Apex and the Zimmermann acquisition may require us to combine different technologies, software, manufacturing and service operations, supply chains, customer relationships and compliance programs, and may result in unanticipated liabilities, impairment charges or costs. We may also need to build or expand spare-parts inventories, field-service personnel, technical training, remote monitoring and regional repair capabilities to support the acquired and new products, and our inability to provide timely lifecycle service could increase warranty costs, extend outages and harm customer relationships.
In connection with our acquisitions, joint ventures and strategic investments, we have recorded, and expect to continue to record, significant amounts of goodwill and other intangible assets on our unaudited condensed consolidated balance sheet. We are required to test goodwill for impairment at least annually, generally at the beginning of our fourth fiscal quarter, and to test our finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Triggering events that could require an interim or annual impairment assessment include declines in our historical or projected revenue, operating income or cash flows, a sustained decline in the price or market capitalization of our common stock, deterioration in general macroeconomic, industry or market conditions, reductions in demand or project volumes, the loss of one or more significant customers, adverse changes in the regulatory or incentive environment, or the failure of an acquired business to perform as we expected at the time of acquisition. If the carrying value of a reporting unit or asset exceeds its estimated fair value, we may be required to recognize a non-cash impairment charge, which could be significant. Any such charge could have a material adverse effect on our results of operations and financial condition in the period in which it is recognized.
We rely heavily on our suppliers and our operations could be disrupted if we encounter problems with our suppliers or if there are disruptions in our supply chain.
We purchase our components through arrangements with various suppliers located across the globe. We depend on our suppliers to source materials and manufacture critical components for our products. Our reliance on these suppliers, in certain cases on an exclusive or sole-source basis, makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules and costs which could disrupt our ability to procure these components in a timely and cost-efficient manner. As we expand our product offerings, the complexity of our supply chain could increase, exposing us to additional problems or disruptions. The addition of BESS and power-conversion products also increases our exposure to battery cells, power semiconductors, transformers and other specialized components, for which there may be limited qualified suppliers or substitutes and longer qualification cycles. Any shortages of components or raw materials for these products could affect our ability to timely deliver our products to our customers, which may result in liquidated damages or contractual disputes with our customers, harm our reputation and lead to a decrease in demand for our products.
For example, many of our products are manufactured from steel and, as a result, our business is significantly affected by the price of steel. When steel prices are higher, as they have been in recent months, the prices that we charge customers for our products may increase, which may decrease demand for our products. Conversely, if steel prices decline, customers may demand lower prices and our competitors’ responses to those demands could result in lower sale prices or lower sales volume and, consequently, negatively affect our profitability. A significant portion of the steel used to produce our products is derived directly or indirectly from steel mills located in China. At times, pricing and availability of steel can be volatile due to numerous factors beyond our control, including domestic and international economic conditions, global steel capacity, import levels, fluctuations in the costs of raw materials necessary to produce steel, sales levels, competition, consolidation of steel producers, labor costs, transportation costs, import duties, tariffs and foreign currency exchange rates. The volatility in the availability and cost of steel may impact our business. Imports of China-origin steel currently are subject to significant tariffs and trade restrictions, including reciprocal tariffs and Section 301 Tariffs, which materially increase the cost of such imports. Imports of steel and many steel derivative products from other countries are subject to tariffs and other trade measures (with limited exceptions for certain countries). Accordingly, ongoing trade disputes, unpredictable tariff policies and uncertainty with respect to the potential for such policy changes may increase procurement costs or restrict access to necessary materials for our products, like steel, potentially leading to disruptions with our suppliers or in our supply chain. We continue to evaluate the potential impact of the imposition of such tariffs and trade restrictions to our business and financial condition, but we expect that these tariffs will significantly increase our costs.
Further, if any of our suppliers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes or at sufficiently high-quality levels or were to experience financial distress, insolvency or bankruptcy or to renew existing terms under supply agreements, we would need to identify, qualify and select acceptable alternative suppliers. An alternative supplier may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. In certain cases, identifying, qualifying and transitioning to alternative suppliers may require engineering validation, testing or customer approval, which can take time and may not be feasible within project schedules. In addition, we may enter into exclusive arrangements which prohibit or limit our ability to use alternative suppliers. In some cases, we may rely on a limited number of suppliers, or single-source suppliers, for certain components, which may increase our exposure to supply disruptions. Any significant disruption to our ability to procure our components, and our suppliers’ ability to procure materials to manufacture components for our products could increase the production cost of our products or reduce or delay our ability to perform under our contracts and could thereby adversely affect our business, financial condition and results of operations.
In addition, as noted above, the federal law provides incremental tax credits for U.S. solar and renewable energy projects satisfying domestic content requirements. While the impact of these requirements on us remains fluid and uncertain pending customer response and any future implementing regulations, if we are unable to provide our products in a manner that satisfies applicable domestic content requirements, we might experience a decline in sales for U.S. projects, especially if our competitors are able to satisfy such domestic content requirements. In addition, compliance with these requirements may increase our production costs. In light of the foregoing, our U.S. sales, profitability and results of operations in the United States may be adversely affected by applicable domestic content requirements which must be satisfied in order for solar projects to be eligible for these incremental credits. Further, the sourcing of compliant materials under domestic content rules may become more complex due to evolving guidance, limited supplier availability, or capacity constraints.
Further, disruption in our supply chain and transportation channels, including changes by carriers and transportation companies relating to delivery schedules, shortages in available cargo capacity or labor availability, payment terms and frequency of service and pricing as well as cargo ship incidents, shipping channel disruptions, natural disasters, extreme weather and other climate-related events affecting supplier facilities, ports or shipping routes, or work stoppages or strikes could impact our ability to timely deliver our products to our customers or increase delivery costs. For example, in the recent past we have seen many shipping companies pause or reroute shipments through the Suez Canal and the Red Sea as a result of attacks against commercial vessels in the area, causing rerouting of commercial vessels. Similarly, the U.S.-Iran war and regional conflict has resulted in a cessation or substantial curtailment of shipments through the Strait of Hormuz. As a result, we have and may continue to experience increased costs and delivery delays. Geopolitical tensions, armed conflicts, trade restrictions or other global events may further exacerbate these risks.
In addition, our customer contracts may impose broader warranties, indemnities or liquidated damages than those available to us from our suppliers, contract manufacturers or other counterparties, which could leave us responsible for losses arising from components or systems supplied by third parties.
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
Many governments, customers, investors and employees have increased their focus on ESG practices and disclosures, and expectations in this area continue to evolve and may be inconsistent or conflicting. Failure to adequately maintain ESG practices that meet diverse stakeholder expectations could result in an inability to attract customers, loss of business, a decline in our market valuation, and an inability to attract and retain employees. In addition, standards, processes and governmental requirements for disclosing sustainability metrics have changed frequently and may continue to change. These developments may require us to collect, verify and disclose additional information or revise our sustainability commitments. We may also be subject to penalties, regulatory scrutiny, litigation or reputational harm if we fail to comply with applicable requirements or if our disclosures are perceived to be inaccurate, incomplete, misleading or inconsistent with applicable standards or stakeholder expectations.
For example, the SEC’s climate-related disclosure rules adopted in 2024 were stayed pending litigation, and the SEC subsequently announced that it would no longer defend those rules. The SEC has since proposed rescinding the rules. Although the ultimate status and scope of future SEC climate-related disclosure requirements remain uncertain, future regulatory or legislative developments could require enhanced climate-related disclosures in our periodic reports and could require us to incur significant additional costs, including costs associated with implementing internal controls over climate-related information.
We may also be subject to climate- and sustainability-related disclosure requirements in other jurisdictions. For example, depending on applicable thresholds, rules and implementing requirements, we may be required to report under California’s climate disclosure laws, including SB 253 and SB 261. We may also be subject to the EU Corporate Sustainability Reporting Directive, as amended and implemented from time to time, and other EU or EU member -state requirements relating to sustainability, climate, supply chains and other ESG matters. These requirements vary across jurisdictions and may increase the complexity and cost of our compliance efforts, including the need to implement new systems, processes and controls.
Industry and market practices also continue to evolve, and we may have to expend significant efforts and resources to keep pace with market trends and remain competitive among our peers. These efforts could result in higher compliance costs, and failure to comply with applicable laws and regulations could result in penalties. If our ESG disclosures are perceived to be inaccurate, misleading or not aligned with evolving standards, we could be subject to reputational harm, regulatory scrutiny or litigation. Our ability to collect, validate and report ESG information may also be limited by the availability, consistency and reliability of information from third parties, including suppliers and other value-chain partners. If we are unable to obtain sufficiently reliable information or maintain appropriate controls over ESG data, our disclosures, sustainability commitments or ability to meet applicable requirements could be adversely affected.
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
Technology system limitations or failures, including those involving third parties, could harm our business.
Our business depends, in part, on the integrity and performance of the technology systems supporting our products and services. Our products and services operate in conjunction with, and we are dependent upon, third-party systems, products, services, solutions and components, including third-party cloud providers. Following our acquisition of Prevalon, our products and services also include large-scale battery energy storage systems, energy management software, power control technologies and lifecycle services, which depend on the reliable operation and integration of hardware, software and communications interfaces. If new systems we acquire or develop fail to operate as intended or our existing systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. We could experience a systems failure due to, among other things, human error by our employees, contractors or vendors, electrical or telecommunications failures or disruptions, including third-party cloud disruptions, hardware or software failures or defects, cyberattacks, sabotage or similar unexpected events. High-profile outages involving third-party cloud providers have caused widespread disruptions to their customers’ operations. If one of our third-party cloud providers experience a similar outage, our products and services could be disrupted. Additionally, there have been and may continue to be attacks on certain of our third-party providers, and we cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our products and services and to the networks or the systems of third parties that support our products and services or the compromise, loss or corruption of data. Our ability to monitor, remediate or recover from incidents involving third-party providers may be limited, and such providers may not meet our security or service expectations. Failures or disruptions in our energy storage systems or related software and control technologies could impair our ability to monitor, control, commission or service those systems, including in grid-connected or other critical power applications. Any such issue that causes an interruption in our products and services, decreases the responsiveness of our products and services or otherwise affects our products and services could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. This includes emerging laws and regulations related to artificial intelligence (AI), cybersecurity, privacy and data protection, which may impose new compliance obligations on our operations, including requirements relating to data collection, storage, use, security and governance. These laws may be complex, evolving and, in some cases, inconsistent across jurisdictions, increasing the cost and complexity of compliance. In addition, cyberattacks or other information technology disruptions affecting our suppliers, freight providers, contract manufacturers could disrupt their operations, delay the production, transportation or delivery of our products and services, and increase our costs. In particular, economic sanctions and changes to export and import control requirements may impact our ability to sell and support our products and services in certain jurisdictions. If we were to fail to comply with export controls laws and regulations, U.S. economic sanctions or other similar laws, including restrictions from the international community, or conflict mineral regulations, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations and the possible loss of our export or import privileges. These obligations may be particularly significant for BESS, power-conversion and inverter products, which may be subject to evolving electrical, grid-interconnection, product-safety, hazardous-materials transportation, battery recycling and end-of-life requirements, as well as for products and services used in AI data-center applications. Our ability to produce and sell our inverter products may depend on compliance with evolving electrical, grid-interconnection and product-safety requirements. Our ability to perform certain installation, commissioning, construction or lifecycle-service obligations may also depend on maintaining applicable contractor licenses, registrations, certifications and local qualifications, and failure to do so could delay projects, limit our ability to perform contracts or expose us to penalties, disgorgement or claims for damages. These measures may require us to reassess our own products as well as those of equipment suppliers, qualify alternative products, or address additional documentation and cybersecurity requirements, which could increase our costs or delay our customers’ projects.
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
Our products may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects, vulnerabilities or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties or integration issues with third-party components, which can affect both the quality and the yield of the product. As we expand into battery energy storage systems ("BESS") and power conversion products, these risks may be heightened due to the complexity of integrating battery cells, battery management systems, power conversion equipment, energy management software and other third-party components. In addition, failures, defects or malfunctions in BESS and power conversion products, including thermal events, fires or other safety incidents, whether caused by our products or third-party components, could result in significant property damage, personal injury, project delays, regulatory scrutiny, product recalls and reputational harm. Any actual or perceived errors, defects, vulnerabilities or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, increases in customer service and support costs, litigation from our customers and related liability, including indemnity obligations, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also face claims or losses if our systems fail to meet availability, capacity, degradation, response-time, interconnection or other performance guarantees, or if products lose required certifications or approvals.
Our warranty and performance obligations may extend for substantial periods, and estimating future failure rates, degradation, replacement costs, service costs and other liabilities may be difficult, including for newly introduced BESS and power-conversion products. Actual results may differ materially from our estimates, requiring increased reserves, charges or cash expenditures. Long-term service, availability, capacity, degradation and augmentation commitments may also require us to incur significant costs over the operating life of a project, including costs that exceed amounts recovered from customers or suppliers. A systemic defect in a component or product family could require a broad field inspection, retrofit, replacement or remediation program, resulting in substantial warranty expense, inventory write-offs, customer claims, litigation and disruption to our operations. Because certain products will be deployed in grid-connected storage, data-center and other critical-power applications, failures may also result in grid disruption, interruption of customer operations, loss of production, emergency response costs or claims for consequential damages. In addition, incidents involving lithium-ion batteries or other energy-storage systems operated by third parties, even if unrelated to our products, could result in negative public perceptions, increased insurance costs, additional safety requirements or reduced demand for BESS solutions generally.
Furthermore, products with defects or vulnerabilities may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent the warranty claims profile of future products is not comparable with that of earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace products in the future or to compensate customers. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on our business, financial condition and results of operations. Our warranty and performance obligations may extend for substantial periods, and estimating future failure rates, degradation, replacement costs, service costs and other liabilities may be difficult, including for newly introduced BESS and power-conversion products. Actual results may differ materially from our estimates, requiring increased reserves, charges or cash expenditures.
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
Providing multiple interdependent products and services on the same project may increase our exposure to project performance and responsibility-allocation risks.
Where customers procure multiple products or services from us for the same project, the performance of one offering may depend on the design, operation, data, controls, installation or performance of another offering or related equipment. If those offerings do not operate together as intended, or if a plant does not meet requirements allocated to us, project completion or commercial operation could be delayed, plant output could be reduced, remediation could be required, or we could face claims. Determining the cause of a plant-level problem, or allocating responsibility among us, EPC contractors and other parties, may be difficult. Subject to the limitations of liability and other contractual protections in our agreements, we may incur costs or liabilities that are not fully recoverable from responsible parties or covered by our contracts or insurance.
Cybersecurity or other data security incidents could materially disrupt our operations, compromise sensitive information, and adversely affect our financial performance and reputation.
We rely extensively on interconnected information technology systems, cloud-based infrastructure, and operational technology to support our manufacturing processes, field operations, customer-facing platforms, and internal business functions. These systems process, store, and transmit sensitive information, including proprietary, confidential, operational, and personal data. Our acquired and new businesses may add systems, software, connected products and third-party interfaces that we have not historically controlled or tested, including systems supporting grid-connected storage, power-conversion equipment and other critical infrastructure.
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
In addition to various privacy and data protection laws and regulations already in place, many jurisdictions are increasingly adopting laws and regulations imposing comprehensive privacy and data protection obligations, which may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than existing laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. See Item 1. “Business—Privacy and Data Protection Laws and Regulations” in our Form 10-K for the fiscal year ended March 31, 2026 (the “Form 10-K”) for more information regarding applicable privacy and data protection laws and regulations.
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
Our product development and testing processes are complex and require significant technological expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our suppliers’ production lines until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering techniques and/or expand our capacity. The commercialization of any new products may also fail to achieve market adoption or may experience downward pricing pressure, which would have a material impact on our gross margins and results of operations. Further, the installation of our products involves various risks and complications which may increase as our products evolve and develop, and any such increase in risks and complications may have a negative effect on our gross margins. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserves, increased production and logistics costs, and delays. Further, as we expand into BESS following our acquisition of Prevalon, these risks may be heightened by the additional system-level development, integration, testing, commissioning and service requirements of these offerings, including the integration of battery cells, battery management systems, power conversion equipment, energy management software and other third-party components. Our ability to maintain product quality may also depend on the performance of our suppliers and contract manufacturers, which may be outside of our direct control. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Our continued expansion into new markets could subject us to additional business, financial, regulatory and competitive risks.
Part of our strategy is to continue to grow our revenues from international markets, including entering new geographic markets to expand our current international presence. Our products and services offered in these regions may differ from our current products and services in several ways, such as the consumption and utilization of local raw materials, components and logistics, the re-engineering of select components to meet region-specific requirements and region-specific customer training, site commissioning, warranty remediation and other technical services. Any of these differences or required changes to our products and services to meet the requirements of local laws and regulations may increase the cost of our products, reduce demand and result in a decrease in our gross margins. We may also face competition from lower cost providers in any new markets we enter which could decrease the demand for our products or cause us to reduce the cost of our products in order to remain competitive. Our expansion through acquisition of the Zimmermann business and related European product offerings may further subject us to country-specific product certifications, construction and land-use requirements, customs and tax rules, labor and privacy requirements, and local permitting for fixed-tilt, carport, agrivoltaic and floating PV projects.
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

Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy and energy storage systems that could significantly reduce demand for our products or harm our ability to compete.
Federal, state, local, and foreign government policies and regulations concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices and rate design, heavily influence the market for electricity generation products and services. These policies and regulations often affect electricity pricing and the interconnection of generation facilities and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures and system permitting, regional market rules, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenues or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, financial condition and results of operations. Restrictions or review requirements affecting foreign-produced grid-connected inverters and other bulk-power equipment could limit supplier choice or increase equipment costs, which could make projects less attractive and reduce demand for our products.
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
Changes in other federal, state and local current laws or regulations applicable to us or the imposition of new laws, regulations or policies in the jurisdictions in which we do business could have a material adverse effect on our business, financial condition and results of operations. Any changes to government, utility or electric market regulations or policies that favor non-solar generation or other market participants, remove or reduce renewable procurement standards and goals or that make construction or operation of new solar generation facilities more expensive or difficult, could reduce the competitiveness of solar energy systems and cause a significant reduction in demand for our products and services and adversely impact our growth. Moreover, there may be changes in regulations that impact access to supply chains related to cybersecurity threats to the electric grid that could have a disproportionate impact on solar energy system components. In addition, changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations. The FCC’s actions on certain foreign-produced power inverters and implementation of Executive Order 14421 may result in additional screening, qualification, mitigation or replacement requirements for equipment used in U.S. grid-connected solar and storage projects, which could increase costs or delay deployment.
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
Technological advances in the solar and energy storage components industry or developments in alternative technologies could render our systems uncompetitive or obsolete.
The solar industry is characterized by its rapid adoption and application of technological advances. Our competitors may develop technologies more advanced and cost-effective than ours, or broader solar panel design could change resulting in our products no longer being compatible. Additionally, significant developments in alternative technologies, such as advances in other forms of solar tracking systems, foundations, electrical (eBOS) systems, robotics, module frames, or other technologies in our platform, could have a material adverse effect on our business, financial condition and results of operations. We will need to invest substantially in research and development to maintain our market position and effectively compete in the future. If our research and development programs fail to achieve their objectives, or if successful results cannot be translated into scalable commercial processes in a timely manner, our business, results of operations, and financial condition could be materially and adversely affected. This risk also applies to advances in BESS, battery management systems, power conversion, energy management software and data-center power infrastructure, any of which could reduce the competitiveness of our offerings or require substantial additional investment.
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
We have initiated, and may in the future need to initiate, infringement claims or litigation in order to try to protect or enforce our intellectual property rights, but such litigation can be expensive and time-consuming and may divert the efforts of our management and other personnel, may provoke third parties to assert counterclaims against us and may not result in favorable outcomes. For example, in June 2026, we filed a patent infringement lawsuit against GameChange Solar asserting infringement of four patents related to the company’s proprietary self-powered solar tracker controller technology, TrueCapture™ energy management control system, and split-cell energy boost technology. In September 2026, GameChange filed a patent infringement lawsuit against us asserting infringement of a patent related to a wind-shielding tracker apparatus. The merits of the parties’ respective claims and defenses are the subject of ongoing litigation.
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
The commercial contracting and bidding process for solar and energy storage project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads have failed and may in the future fail to be converted into binding purchase orders at any stage of the bidding process because either (i) a competitors’ product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems or other technologies in our platform. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus into binding purchase orders, our business or results of operations could be materially adversely affected.
Our growth depends in part on the success of our strategic relationships with third parties on whom we rely for new projects and who provide us with valuable customer feedback that helps guide our innovation.
In order to continue to win business, we must maintain and enhance our long-term strategic relationships with leading EPCs, developers, owners and operators of solar and energy storage projects. These relationships enable us to serve as strategic advisors to each of these stakeholders in a solar or energy storage project, increasing the probability that our product will be selected by these stakeholders in future projects. These stakeholders also provide us with valuable customer feedback that allows us to innovate on our products to meet the demands of our customers.
Any loss of these relationships could result in the potential loss of new projects, and the potential loss of innovation guidance, which could have a material adverse effect on our business, financial condition and results of operations.
Our joint venture subjects us to risks, including limitations on our decision-making authority and the risk of disputes, which could adversely affect us.
We have entered into a joint venture arrangement with Abunayyan Holding in Riyadh, Kingdom of Saudi Arabia, to accelerate the deployment of utility-scale solar power plants in the Middle East and North Africa and to build a manufacturing facility in Jeddah, Saudi Arabia. Our joint venture partner may have business interests, goals, priorities or concerns that differ from ours. We do not have sole authority to make certain decisions about the joint venture, and decisions requiring both parties’ agreement could be delayed or deadlocked. Disputes could disrupt the joint venture’s operations or result in litigation, arbitration or termination of the arrangement. The joint venture may also fail to obtain required approvals, secure necessary funding or resources, complete construction on time or within budget, or achieve its expected commercial objectives. If Abunayyan Holding cannot meet its funding or other commitments, we may need to provide additional funding or support, or the joint venture’s projects could be delayed or impaired. Any of these events could reduce the value of our investment and adversely affect our business, financial condition and results of operations.
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors, suppliers, and other third parties hold numerous patents related to technology used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit, or interfere with our ability to make, use, develop, sell or market our products and services. From time to time we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights and related litigation. For example, in June 2026, we filed a patent infringement lawsuit against GameChange Solar asserting infringement of four patents related to the company’s proprietary self-powered solar tracker controller technology, TrueCapture™ energy management control system, and split-cell energy boost technology. In September 2026, GameChange filed a patent infringement lawsuit against us asserting infringement of a patent related to a wind-shielding tracker apparatus. The merits of the parties respective claims and defenses are the subject of ongoing litigation. Such claims may also arise from the use of third-party components, technologies or services that are integrated into our products.
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
Our suppliers’ operations involve the use, handling, generation, storage, discharge and disposal of hazardous substances, chemicals and wastes. Our own operations, including BESS design, integration, commissioning and lifecycle services, may also involve these activities and battery-related materials. As a result, we and our suppliers are required to comply with national, state and local laws and regulations regarding the protection of the environment and health and safety. We are also required to comply with general national, state, local and foreign health and safety laws and regulations in every location that we have operations, employees and workers. Adoption of more stringent laws and regulations in the future, including restriction or prohibition on the use of raw materials currently utilized by our suppliers to manufacture products, could cause our suppliers to incur additional costs, which could increase the cost we pay for their products. Moreover, new environmental laws requiring changes to our suppliers’ use of raw materials could adversely impact the quality or performance of products we currently purchase. In addition, violations of, or liabilities under, these laws and regulations by our suppliers could result in our being subject to adverse publicity, reputational damage, substantial fines, penalties, criminal proceedings, third-party property damage or personal injury claims, cleanup costs or other costs. Further, the facilities of our suppliers, including suppliers who manufacture our products, components and materials, are located on properties with a history of use involving hazardous materials, chemicals and wastes and may be contaminated. We may become liable under certain environmental laws and regulations for costs to investigate or remediate contamination at such properties and under common law for bodily injury or property damage claims arising from the alleged impact of such contamination. Liability under environmental laws and regulations for investigating and remediating contamination can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the contamination conditions. In addition, future developments such as more aggressive enforcement policies from the U.S. federal government or relevant foreign authorities, or the discovery of presently unknown environmental conditions may require expenditures that could have a material adverse effect on our business, financial condition and results of operations.
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
We entered into a Tax Receivable Agreement with Nextpower LLC, Yuma, Yuma Sub, TPG, and the TPG Affiliates in connection with our initial public offering ("IPO"). Prior to the Spin Transactions (as defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K), Yuma and Yuma Sub assigned their respective rights under the Tax Receivable Agreement to an entity that remains an affiliate of Flex. The Tax Receivable Agreement provides for the payment by us to Flex’s affiliate, TPG and the TPG Affiliates (or certain permitted transferees thereof) of 85% of the tax benefits, if any, that we are deemed to realize under certain circumstances as a result of (i) our allocable share of existing tax basis in tangible and intangible assets resulting from exchanges or acquisitions of the LLC common units, including as part of the Transactions or under the Exchange Agreement (as defined in Note 6 in the notes to the consolidated financial statements included in our Form 10-K), (ii) increases in tax basis resulting from exchanges or acquisitions of outstanding LLC common units (including as part of the Transactions, the subsequent follow-on offering or under the Exchange Agreement), (iii) certain pre-existing tax attributes of certain blocker corporations affiliated with TPG that each merged with a separate direct, wholly-owned subsidiary of us, as part of the Transactions, and (iv) certain other tax benefits related to our entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.
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
Additionally, Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. We are continuing to improve our internal controls over financial reporting; however, if we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Further, we have recently acquired a number of businesses and may continue to acquire other businesses, and an acquired company may not have an adequate system of internal controls. As such, we may uncover new deficiencies.
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
Risks related to our common stock
The price of our common stock may continue to fluctuate substantially, and you could lose all or part of your investment.
The market price of our common stock has since the IPO fluctuated substantially, is highly volatile and may continue to fluctuate substantially due to many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in trading price of our common stock include the following:
•volume and customer mix for our products;
•the introduction of new products by us or others in our industry;
•the impact of inflation, higher interest rates or tariffs;
•the reduction, elimination or expiration of government incentives for our products or the solar industry generally;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•media exposure of our products or of those of others in our industry;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•changes in earnings estimates or recommendations by securities analysts;
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•changes in our capital structure or dividend policy, including as a result of future issuances of securities, sales of large blocks of common stock by our stockholders and our employees, or our incurrence of debt.
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
The trading market for our common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
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
In addition, as permitted by the DGCL, our amended and restated certificate of incorporation and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by applicable law. Such law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated certificate of incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated certificate of incorporation provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
If we take any enumerated actions or omissions, or if certain events relating to us occur that would cause the Spin Distribution or the Merger to become taxable, we may be required to bear the cost of any resulting tax liability under the Tax Matters Agreement. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on us. These restrictions may reduce our ability to engage in certain business transactions that otherwise might be advantageous to us, which could adversely affect our business, results of operations or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On January 27, 2026, we announced that our board of directors approved a share repurchase program to repurchase up to an aggregate of $500.0 million of our outstanding shares of common stock. The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three-month period ended October 2, 2026 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 4 - July 31, 2026	15,491	$97.95	15,491	$498,087
August 1 - August 28, 2026	967,372	$95.93	967,372	$405,291
August 29 - October 2, 2026	818,895	$82.74	818,895	$337,537
	1,801,758		1,801,758
(1)During the period from July 4, 2026 through October 2, 2026, all purchases were made pursuant to the share repurchase program. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
As of October 2, 2026, approximately $337.5 million remained available for future share repurchases under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three-month period ended October 2, 2026, certain of our officers or directors listed below adopted or terminated trading arrangements for the purchase or sale of shares of our common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Purchased	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
David Bennett, CAO	Termination	August 11, 2026	X			Up to 182,564 shares(3)	March 12, 2027
David Bennett, CAO	Adoption	August 11, 2026	X			Up to 174,664 shares(3)	August 13, 2027
Charles Boynton, CFO	Termination	September 3, 2026	X			Up to 143,445 shares(3)	June 17, 2027
Charles Boynton, CFO	Adoption	September 3, 2026	X			Up to 257,908 shares(3)	June 16, 2028
Dan Shugar, CEO	Termination	August 19, 2026	X			Up to 659,268 shares(3)	December 11, 2026
Dan Shugar, CEO	Adoption	August 19, 2026	X			Up to 441,213 shares(3)	August 18, 2027
Howard Wenger, President	Adoption	September 11, 2026	X			Up to 308,504 shares(3)	September 10, 2027
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to minimum selling price thresholds established by the individual.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Nextpower Inc.		8-K	001-41617	3.1	August 19, 2026
3.2	Third Amended and Restated Bylaws of Nextpower Inc.		8-K	001-41617	3.2	August 19, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X
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

Nextpower Inc.

Date:	October 30, 2026	By:	/s/ Charles Boynton
Charles Boynton
Chief Financial Officer
(Principal Financial Officer)